Form 10-Q
period 2013-06-30
AJS Bancorp, Inc.
filed 2013-09-25
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from  to

Commission file number 333-189171

AJS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	To be applied for
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14757 S. Cicero Ave., Midlothian, IL	60445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (708) 687-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐.  No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $0.01 per share	1 share as of September 25, 2013

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents (interest-earning: 2013 - $11,178; 2012 - $12,457)	$15,366	$16,346
Securities available-for-sale	64,318	70,311
Securities held-to-maturity (fair value: 2013 — $354; 2012 - $366)	338	341
Loans, net (allowance: 2013 - $1,474; 2012 - $1,565)	120,231	119,068
Federal Home Loan Bank stock	1,768	1,657
Premises and equipment	3,683	3,805
Bank-owned life insurance	5,412	5,311
Other real estate owned	3,098	3,104
Accrued interest receivable	522	544
Other assets	1,468	853

Total assets	$216,204	$221,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$168,976	$171,721
Federal Home Loan Bank advances	20,000	22,000
Advance payments by borrowers for taxes and insurance	1,794	1,804
Other liabilities and accrued interest payable	2,914	2,963
Total liabilities	193,684	198,488

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized;2,444,521 shares issued; shares outstanding: 2013 — 2,018,932 shares; 2012 - 2,019,647 shares;	24	24
Additional paid-in capital	12,427	12,453
Treasury stock, at cost (2013 — 425,589 shares; 2012 — 424,874 shares)	(9,874)	(9,867)
Retained earnings	20,125	19,620
Accumulated other comprehensive income (loss)	(182)	622
Total stockholders’ equity	22,520	22,852

Total liabilities and stockholders’ equity	$216,204	$221,340

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$1,248	$1,388	$2,535	$2,783
Securities	233	324	490	680
Interest-earning deposits and other	9	7	15	13
Total interest income	1,490	1,719	3,040	3,476

Interest expense
Deposits	176	252	364	521
Federal Home Loan Bank advances and other	107	136	225	284
Total interest expense	283	388	589	805
Net interest income	1,207	1,331	2,451	2,671

Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	1,207	1,331	2,451	2,671

Non-interest income
Service fees	84	91	165	178
Rental income	19	19	38	33
Earnings on bank-owned life insurance	50	35	101	69
Security gains (includes $0 and $46 reclassified from accumulated other comprehensive income for the three and six months of 2013)	—	32	46	77
Change in fair value of trading securities	—	(3)	—	(2)
Other	44	34	69	73
Total non-interest income	197	208	419	428

Non-interest expense
Compensation and employee benefits	592	609	1,161	1,215
Occupancy expense	194	178	389	360
Data processing expense	92	84	179	170
Advertising and promotion	17	26	39	48
Professional and regulatory	78	53	144	127
Postage and supplies	27	32	60	64
Bank security	30	34	57	65
Federal deposit insurance	—	76	73	128
Net loss on other real estate owned write-downs, sales, and expenses	10	83	27	182
Other	119	124	236	230
Total non-interest expense	1,159	1,299	2,365	2,589

Income before income taxes	245	240	505	510

Income tax expense	—	—	—	—

Net Income	$245	$240	$505	$510

Earnings per share
Basic and Diluted	$0.12	$0.12	$0.25	$0.25

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$505	$510
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	130	139
Provision for loan losses	—	—
Premium amortization on securities, net	279	196
Earnings on bank-owned life insurance	(101)	(69)
Gain on sale of securities available-for-sale	(46)	(77)
Net loss on other real estate owned write-downs and sales	13	111
Changes in:
Accrued interest receivable and other assets	(593)	892
Accrued interest payable and other liabilities	468	1,833
Net cash provided by operating activities	655	3,535

Cash flows from investing activities
Securities available-for-sale
Purchases	(7,169)	(32,170)
Sales	1,659	5,668
Calls, maturities and principal payments	9,926	30,531
Maturities of certificates of deposit	—	2
Loan origination and repayments, net	(1,185)	680
Purchase of FHLB stock	(111)	—
Redemption of FHLB stock	—	551
Purchase of Bank-owned life insurance	—	(1,500)
Proceeds from sale of other real estate	15	195
Purchase of equipment, net	(8)	2
Net cash provided by investing activities	3,127	3,959

Cash flows from financing activities
Net change in deposits	(2,745)	(8,424)
Maturities of FHLB advances	(2,000)	(4,500)
Purchase of treasury stock	(7)	(3)
Net change in advance payments by borrowers for taxes and insurance	(10)	68
Net cash used in financing activities	(4,762)	(12,859)

Net change in cash and cash equivalents	(980)	(5,365)

Cash and cash equivalents at beginning of year	16,346	19,384

Cash and cash equivalents at end of year	$15,366	$14,019

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$598	$818
Income taxes	—	5

Supplemental noncash disclosures
Transfers from loans to real estate owned	$22	$327
Loans provided for sales of other real estate owned	—	140

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$245	$240	$505	$510

Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(1,089)	204	(1,393)	152
Reclassification adjustment for gains included in net income	—	32	46	77
Tax effect	439	(95)	543	(104)
Total other comprehensive income (loss)	(650)	141	(804)	125

Comprehensive income (loss)	$(405)	$381	$(299)	$635

See accompanying notes.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature.  Any differences appearing between the numbers presented in the financial statements and management’s discussion and analysis are due to rounding.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire year or for any other period.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts of AJS Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, A. J. Smith Federal Savings Bank (“the Bank”).  All significant intercompany balances and transactions have been eliminated.  The Company is 60.8% owned by a mutual holding company, AJS Bancorp, MHC (“the MHC”).  These consolidated financial statements do not include AJS Bancorp, MHC and its results or financial condition.

On October 20, 2011, the Board of Directors of AJS Bancorp, Inc., AJS Bancorp, MHC, and AJ Smith Federal Savings Bank announced the adoption of a Plan of Conversion and Reorganization (“Plan of Conversion”).  Pursuant to the Plan of Conversion, the MHC will sell its majority ownership in the Company in a “second step” stock offering.  On August 12, 2013, the Securities and Exchange Commission declared the registration statement relating to the sale of the common stock effective. AJS Bancorp, Inc., a Maryland corporation (the “New Holding Company”) is proposing to sell between 904,103 shares and 1,406,677 shares of common stock at $10.00 per share in the offering.  Concurrent with the completion of the offering, shares of common stock of the Company will be converted into the right to receive between 0.7365 of a share and 1.1459 shares of New Holding Company common stock for each share of the Company’s common stock that was owned immediately prior to completion of the conversion. Cash in lieu of fractional shares will be paid based on the offering price of $10.00 per share. Following completion of the conversion and offering, the Bank will be 100% owned by the New Holding Company and the New Holding Company will be 100% owned by public stockholders.

Recent Accounting Pronouncements:  The following accounting standard was recently issued relating to the financial services industry:

In February 2013, the Financial Accounting Standards Board issued an amendment to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to provide additional detail about those amounts in the financial statement notes. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$4,000	$—	$(58)	$3,942
Residential agency mortgage-backed	60,623	417	(664)	60,376

Total	$64,623	$417	$(722)	$64,318

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$6,000	$4	$(3)	$6,001
Residential agency mortgage-backed	63,269	1,060	(19)	64,310

Total	$69,269	$1,064	$(22)	$70,311

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$18	$1	$—	$19
State and municipal	320	15	—	335

	$338	$16	$—	$354

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$21	$1	$—	$22
State and municipal	320	24	—	344

	$341	$25	$—	$366

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Expected maturities of securities at June 30, 2013 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$3,000	$2,975	$150	$157
Due after five years through ten years	1,000	967	170	178
Due after ten years	—	—	—	—
Residential agency mortgage-backed	60,623	60,376	18	19

	$64,623	$64,318	$338	$354

NOTE 2 - SECURITIES (Continued)

Securities with a carrying value of approximately $3,653 and $11,941 at June 30, 2013 and December 31, 2012 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains are listed below:

	June 30,	June 30,	December,
	2013	2012	2012

Proceeds from sale	$1,659	$5,668	$10,798
Gross realized gains	46	77	277

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$3,942	$(58)	$—	$—	$3,942	$(58)
Residential agency mortgage-backed	28,549	(664)	—	—	28,549	(664)

Total temporarily impaired	$32,491	$(722)	$—	$—	$32,491	$(722)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$2,997	$(3)	$—	$—	$2,997	$(3)
Residential agency mortgage-backed	8,029	(19)	—	—	8,029	(19)

Total temporarily impaired	$11,026	$(22)	$—	$—	$11,026	$(22)

Unrealized losses on securities have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

Loans were as follows:

	June 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Mortgage:
One-to-four-family	$96,861	79.6%	$94,253	78.2%
Multi-family and commercial	13,316	10.9	13,977	11.6
Home equity	11,256	9.3	12,129	10.0
Consumer and other	191	0.2	176	0.2
	121,624	100.0%	120,535	100.0%
Allowance for loan losses	(1,474)		(1,565)
Net deferred costs and other	81		98
Loans, net	$120,231		$119,068

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for the loan losses by portfolio segment:

	For the Three Months Ended June 30, 2013
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$1,001	$466	$59	$1	$1,527
Provision for loan losses	—	—	—	—	—
Charge-offs	(54)	(3)	—	—	(57)
Recoveries	—	4	—	—	4
Total ending allowance balance	$947	$467	$59	$1	$1,474

	For the Six Months Ended June 30, 2013
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$1,038	$467	$59	$1	$1,565
Provision for loan losses	—	—	—	—	—
Charge-offs	(96)	(5)	—	—	(101)
Recoveries	5	5	—	—	10
Total ending allowance balance	$947	$467	$59	$1	$1,474

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2012
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$798	$876	$99	$1	$1,774
Provision for loan losses	—	—	—	—	—
Charge-offs	(81)	(12)	—	—	(93)
Recoveries	—	—	—	—	—
Total ending allowance balance	$717	$864	$99	$1	$1,681

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 — LOANS (Continued)

	For the Six Months Ended June 30, 2012
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$870	$947	$99	$1	$1,917
Provision for loan losses	—	—	—	—	—
Charge-offs	(153)	(83)	—	—	(236)
Recoveries	—	—	—	—	—
Total ending allowance balance	$717	$864	$99	$1	$1,681

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2013
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$207	$62	$17	$—	$286
Loans collectively evaluated for impairment	740	405	42	1	1,188
Total ending allowance balance	$947	$467	$59	$1	$1,474
Loans:
Loans individually evaluated for impairment	$3,235	$2,729	$118	$—	$6,082
Loans collectively evaluated for impairment	93,626	10,587	11,138	191	115,542
Total ending loans balance	$96,861	$13,316	$11,256	$191	$121,624

	December 31, 2012
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$234	$118	$29	$—	$381
Loans collectively evaluated for impairment	804	349	30	1	1,184
Total ending allowance balance	$1,038	$467	$59	$1	$1,565

Loans:
Loans individually evaluated for impairment	$3,411	$2,713	$36	$—	$6,160
Loans collectively evaluated for impairment	90,842	11,264	12,093	176	114,375
Total ending loans balance	$94,253	$13,977	$12,129	$176	$120,535

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 — LOANS (Continued)

	As of June 30, 2013			As of December 31, 2012
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One-to-four family	$2,526	$2,127	$—	$3,044	$2,389	$—
Multi-family and commercial	2,768	2,042	—	2,306	1,619	—
Home equity	82	82	—	—	—	—
Subtotal	5,376	4,251	—	5,350	4,008	—
With an allowance recorded:
One-to-four family	1,132	1,108	207	1,040	1,022	234
Multi-family and commercial	736	687	62	1,145	1,094	118
Home equity	38	36	17	38	36	29
Subtotal	1,906	1,831	286	2,223	2,152	381
Total	$7,282	$6,082	$286	$7,573	$6,160	$381

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months			For the Three Months
	Ended June 30, 2013			Ended June 30, 2012
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One-to-four family	$1,062	$6	$—	$965	$20	$—
Multi-family and commercial	692	17	—	1,144	29	—
Home equity	36	—	—	37	—	—
Subtotal	1,790	23	—	2,146	49	—
With an allowance recorded:
One-to-four family	2,101	6	—	2,395	6	—
Multi-family and commercial	2,011	—	—	1,730	11	—
Home equity	48	—	—	19	—	—
Subtotal	4,160	6	—	4,144	17	—
Total	$5,950	$29	$—	$6,290	$66	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 — LOANS (Continued)

	For the Six Months			For the Six Months
	Ended June 30, 2013			Ended June 30, 2012
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One-to-four family	$2,197	$1	$—	$2,297	$—	$—
Multi-family and commercial	1,881	2	—	1,740	8	—
Home equity	32	—	—	39	—	—
Subtotal	4,110	3	—	4,076	8
With an allowance recorded:
One-to-four family	1,048	1	—	925	1	—
Multi-family and commercial	826	—	—	1,196	1	—
Home equity	36	—	—	25	—	—
Subtotal	1,910	1	—	2,146	2	—
Total	$6,020	$4	$—	$6,222	$10	$—

The recorded investment in loans excludes accrued interest receivable and loan origination costs, net, due to immateriality.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
One-to-four family	$1,870	$2,056	$—	$—
Multi-family and commercial	1,606	1,574	—	—
Home equity	280	175	—	—
Consumer and other	—	—	—	—
Total	$3,756	$3,805	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	June 30, 2013
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One-to-four family	$363	$204	$1,161	$1,728	$95,133	$96,861
Multi-family and commercial	—	—	378	378	12,938	13,316
Home equity	163	34	180	377	10,879	11,256
Consumer and other	—	—	—	—	191	191
Total	$526	$238	$1,719	$2,483	$119,141	$121,624

	December 31, 2012
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$330	$235	$1,760	$2,325	$91,928	$94,253
Multi-family and commercial	—	—	305	305	13,672	13,977
Home equity	114	41	82	237	11,892	12,129
Consumer and other	—	—	—	—	176	176
Total	$444	$276	$2,147	$2,867	$117,668	$120,535

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	June 30,	December 31,
	2013	2012
Accrual status	$2,219	$2,241
Non-accrual status	1,889	2,165
	4,108	4,406
Specific reserves allocated	247	311
Net	$3,861	$4,095

No additional loan commitments are outstanding to these borrowers at June 30, 2013 and December 31, 2012.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan ranged from 0.50% to 5.0%.  Modifications involving an extension of the maturity date were for periods ranging from 10 months to 378 months.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

There were no troubled debt restructurings during the three and six months ended June 30, 2013 and 2012. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2013 and 2012. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three and six months ended June 30, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. These loans were not material in the three and six months ended June 30, 2013 and 2012.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes one-to-four family, multi-family and commercial real estate loans, and home equity loans. This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful
One-to-four family	$92,625	$—	$4,236	$—
Multi-family and commercial	2,438	4,318	6,560	—
Home equity	11,138	—	118	—
Consumer and other	191	—	—	—
Total	$106,392	$4,318	$10,914	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful
One-to-four family	$89,595	$—	$4,658	$—
Multi-family and commercial	3,588	4,236	6,153	—
Home equity	12,093	—	36	—
Consumer and other	176	—	—	—
Total	$105,452	$4,236	$10,847	$—

NOTE 4 - FAIR VALUES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions used to estimate the fair value of the following items:

Securities:  The fair values of trading securities and securities available-for-sale are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

At June 30, 2013 and December 31, 2012, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available-for-sale
U.S. government-sponsored entities	$3,942	$—	$3,942	$—
Residential agency mortgage-backed	60,376	—	60,376	—

	December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available-for-sale
U.S. government-sponsored entities	$6,001	$—	$6,001	$—
Residential agency mortgage-backed	64,310	—	64,310	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013 and the year ended December 31, 2012.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

	June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
One-to-four family	$388	$—	$—	$388
Multi-family and commercial	626	—	—	626
Home equity	19	—	—	19
Other real estate owned:
One-to-four family	160	—	—	160
Multi-family and commercial	2,722	—	—	2,722

	December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
One-to-four family	$272	$—	$—	$272
Multi-family and commercial	383	—	—	383
Home equity	7	—	—	7
Other real estate owned:
One-to-four family	164	—	—	164
Multi-family and commercial	2,725	—	—	2,725

At June 30, 2013, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,166, net of a valuation allowance of $133, resulting in an additional provision for loan losses of $0 for 2013.  At December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $773, net of a valuation allowance of $111, resulting in an additional provision for loan losses of $111 for 2012.

At June 30, 2013, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $4,345, net of a valuation allowance of $1,463, resulting in a write-down of $0 during 2013.  At December 31, 2012, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $4,371, net of a valuation allowance of $1,482, resulting in a write-down of $520 during 2012.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	June 30, 2013
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Impaired loans — One-to-four family	$388	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Multifamily and commercial	$626	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Home equity	$19	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — One-to-four family	$160	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — multi-family and commercial	$1,407	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.0%)
	1,315	Income approach	Adjustment for differences in net operating income expectations	12.25% (12.25%)
			Capitalization rate	10.00% (10.00%)

	December 31, 2012
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Impaired loans — One-to-four family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Multi-family and Commercial	$383	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Home equity	$7	Sales comparison approach	Adjustment for differences between the comparable sales	15.00% (15.00%)
Other real estate owned — One-to-four family	$164	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — multi-family and commercial	$1,408	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.0%)
	1,317	Income approach	Adjustment for differences in net operating income expectations	12.25% (12.25%)
			Capitalization rate	10.00% (10.00%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	June 30, 2013
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,366	$15,366	$—	$—	$15,366
Securities held-to-maturity	338	—	354	—	354
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	N/A
Loans, net (less impaired loans)	119,065	—	—	121,786	121,786
Accrued interest receivable	522	—	13	509	522

Financial liabilities
Non-interest-bearing deposits	$19,324	$19,324	$—	$—	$19,324
Interest-bearing deposits	149,652	—	149,740	—	149,740
FHLB advances	20,000	—	20,653	—	20,653
Advances from borrowers for taxes	1,794	—	1,794	—	1,794
Accrued interest payable	37	—	37	—	37

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2012
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,346	$16,346	$—	$—	$16,346
Securities held-to-maturity	341		366		366
Federal Home Loan Bank stock	1,657	N/A	N/A	N/A	N/A
Loans, net (less impaired loans)	118,295			123,886	123,886
Accrued interest receivable	544	—	20	524	544

Financial liabilities
Non-interest-bearing deposits	$17,367	$17,367	$—	$—	$17,367
Interest-bearing deposits	154,354	—	172,554		172,554
FHLB advances	22,000	—	22,646	—	22,646
Advances from borrowers for taxes	1,804	—	1,804	—	1,804
Accrued interest payable	46	—	46	—	46

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)         Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)         Securities Held-to-Maturity

The carrying amounts of held to maturity securities are determined using a pricing matrix resulting in a Level 2 classification.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

(c)          FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d)         Loans

Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(e)          Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 2 for securities and Level 3 for loans.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(f)            Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are classified as Level 1.  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date are classified as a Level 2. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(g)         Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank advances, which are at a fixed rate, are estimated using discounted cash flow analyses based on current rates for similar advances resulting in a Level 2 classification.

(h)         Securities Sold Under Agreements to Repurchase

The carrying amounts of securities sold under agreements to repurchase approximate fair value resulting in a Level 2 classification.

(i)            Advances From Borrowers For Taxes

The carrying value of the short-term borrowings approximated fair value and are classified as Level 2.

(j)            Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by weighted average common shares outstanding. The table below calculates the earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months		Six Months
	June 30,		June 30,
	2013	2012	2013	2012
Basic
Net income	$245	$240	$505	$510
Weighted average common shares outstanding	2,019,359	2,019,692	2,019,502	2,019,806
Basic income per common share	$0.12	$0.12	$0.25	$0.25

At June 30, 2013 and June 30, 2012, there were 1,200 and 62,485 anti-dilutive stock options, respectively.

NOTE 6 — SUBSEQUENT EVENT

The Bank was informed by its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), that the Formal Agreement between the Bank and the OCC, dated March 8, 2012, was terminated on September 19, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On October 20, 2011, the Board of Directors of AJS Bancorp, Inc., AJS Bancorp, MHC, and AJ Smith Federal Savings Bank announced the adoption of a Plan of Conversion and Reorganization (“Plan of Conversion”).  Pursuant to the Plan of Conversion, the MHC will sell its majority ownership in the Company in a “second step” stock offering.  On August 12, 2013, the Securities and Exchange Commission declared the registration statement relating to the sale of the commons stock effective. AJS Bancorp, Inc., a Maryland corporation (the “New Holding Company”) is proposing to sell between 904,103 shares and 1,406,677 shares of common stock at $10.00 per share in the offering.  Concurrent with the completion of the offering, shares of common stock of the Company will be converted into the right to receive between 0.7365 of a share and 1.1459 shares of New Holding Company common stock for each share of the Company’s common stock that was owned immediately prior to completion of the conversion. Cash in lieu of fractional shares will be paid based on the offering price of $10.00 per share. Following completion of the conversion and offering, the Bank will be 100% owned by the New Holding Company and the New Holding Company will be 100% owned by public stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations.  Actual results could differ from those estimates.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Discussed below are selected critical accounting policies that are of particular significance to us.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio.  Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows or fair value of collateral on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheet.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of specific allocations on impaired loans and general allocation for inherent credit losses.  The specific allocation component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.  The general allocation component of the allowance reflects historical loss experience for each loan category adjusted for trends and credit risks.  The specific credit allocations are based on analyses involving a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss analysis is performed quarterly and loss factors are updated regularly based on actual experience and trends and credit risk.

The allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss.  The historical losses used in the analysis may not be representative of actual probable incurred losses in the portfolio.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

Other Real Estate Owned.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Deferred Tax Valuation Allowance.  A valuation allowance should be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  We evaluate the future realization of the deferred tax asset on a quarterly basis and establish a valuation allowance predicated on consideration of future performance as well as tax planning strategies available to us.  Tax-planning strategies are actions that we would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a Note 4.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Some of these estimates are not necessarily indicative of an exit price. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

We had net income of $245,000 for the three months ended June 30, 2013 compared to net income of $240,000 for the same period in 2012. The increase was primarily due to a decrease in our compensation and employee benefits and net loss on other real estate owned write-downs, sales, and expenses partially offset by a decrease in our net interest income. Basic earnings per share was $0.12 for the three months ended June 30, 2013 and 2012.

We had net income of $505,000 for the six months ended June 30, 2013 compared to net income of $510,000 for the same period in 2012. The decrease was primarily due to a decrease in our net interest income partially offset by a decrease in our compensation and employee benefits, federal deposit insurance, and net loss on other real estate owned write-downs, sales, and expenses. Basic earnings per share was $0.25 for the six months ended June 30, 2013 and 2012.

Financial Condition

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets. Total consolidated assets as of June 30, 2013 were $216.2 million, a decrease of $5.1 million, or 2.3%, from $221.3 million at December 31, 2012.  The decrease was primarily due to a decrease in securities available-for-sale and cash and cash equivalents, partially offset by an increase in net loans.

Cash and cash equivalents decreased $980,000, or 6.0%, to $15.4 million at June 30, 2013 from $16.4 million at December 31, 2012. Cash and cash equivalents decreased as funds were used to originate loans and to repay a Federal Home Loan Bank advance.

Securities available-for-sale decreased $6.0 million, or 8.5%, to $64.3 million at June 30, 2013 from $70.3 million at December 31, 2012.  The primary reason for the decrease in securities available-for-sale was due to a $1.3 million decrease in the market value, $11.6 million of securities sales, calls, and mortgage-backed securities principal repayments, partially offset by new purchases of securities available-for-sale of $7.2 million.

Net loans increased $1.1 million, or 1.0%, to $120.2 million at June 30, 2013 from $119.1 million at December 31, 2012.  The reason for the increase was due to loan originations of $9.5 million of primarily one- to four-family residential real estate loans exceeding principal repayments of $8.3 million.

Deposits. Total deposits decreased $2.7 million, or 1.6%, to $169.0 million at June 30, 2013 from $171.7 million at December 31, 2012.  The decrease in deposits occurred as a result of decreases in certificates of deposit and money market accounts, while the balances of NOW, checking, and passbook accounts increased.  Certificates of deposit accounts decreased $3.4 million, or 4.7%, to $68.4 million at June 30, 2013 from $71.8 million at December 31, 2012.  Money market accounts decreased $3.1 million, or 38.5%, to $5.0 million at June 30, 2013 from $8.1 million at December 31, 2012. NOW and checking accounts increased $2.3 million, or 8.2%, to $30.1 million at June 30, 2013 from $27.8 million at December 31, 2012. Passbook savings accounts increased $1.5 million, or 2.3%, to $65.5 million at June 30, 2013 compared to $64.0 million at December 31, 2012.  Time deposits decreased, while core deposits increased as a result of our less competitive pricing strategy for time deposits.  The pricing strategy and the low interest rate environment is also believed to have contributed in an increase in core deposits as customers prefer to hold funds in liquid transaction accounts.

Borrowings. Federal Home Loan Bank of Chicago advances decreased $2.0 million, or 9.1%, to $20.0 million at June 30, 2013 from $22.0 million at December 31, 2012.  We repaid a $2.0 million Federal Home Loan Bank of Chicago advance at maturity with an interest rate of 3.95% in the first quarter of 2013. Outstanding Federal Home Loan Bank of Chicago advances at June 30, 2013 were fixed-rate with maturities of one to three years with a weighted average cost of 2.11%.

Stockholders’ Equity. Total stockholders’ equity decreased $332,000, or 2.3%, to $22.5 million at June 30, 2013 from $22.9 million at December 31, 2012.   The decrease in stockholders’ equity primarily resulted from an $804,000 decrease in accumulated other comprehensive income due to the decrease in the market value of the available-for-sale securities portfolio, partially offset by net income of $505,000 for the six months ended June 30, 2013.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2013	2012

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,889	2,165
Non-accrual loans (excludes troubled debt restructurings)	1,867	1,640
Total non-performing loans	3,756	$3,805
Other real estate owned	3,098	3,104

Total non-performing assets	$6,854	$6,909

Non-performing assets to total assets	3.17%	3.12%
Non-performing loans to total loans	3.09	3.16
Allowance for loan losses to non-performing loans	39.24	41.13
Allowance for loan losses to total loans	1.21	1.30

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $6.9 million, or 3.2% of total assets, as of June 30, 2013 and $6.9 million, or 3.1% of total assets, as of December 31, 2012.   The allowance for loan losses totaled $1.5 million at June 30, 2013 and $1.6 million at December 31, 2012.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.21% at June 30, 2013 and 1.30% at December 31, 2012.  The allowance for loan losses to non-performing loans was 39.24% at June 30, 2013 and 41.13% at December 31, 2012.

At June 30, 2013, we had 28 one- to four-family residential real estate loans with an aggregate principal balance of $1.9 million on non-accrual and impaired status.  At June 30, 2013, we had seven commercial loans with an aggregate principal balance of $1.6 million on non-accrual and impaired status, one of which had a principal balance in excess of $500,000. At June 30, 2013, we had nine one- to four-family residential real estate loans and seven commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $4.1 million of which $1.9 million was on non-accrual.

At June 30, 2013, we had a $1.1 million mortgage loan on a 46 unit apartment building in Chicago that was deemed to be impaired. The borrower experienced financial difficulty and we restructured the loan in 2008 and in 2010. The loan is classified as a troubled debt restructuring and was performing in accordance with its revised terms as of June 30, 2013.

At June 30, 2013, we had an other real estate owned property of $1.0 million representing a 15.3% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois. As of June 30, 2013, the property was under a sales contract that required approval by the county which has not yet been received.

At June 30, 2013, we had an other real estate owned property of $1.3 million representing a 3.4% participation in a $42.8 million indoor water park. The property has been generating operating income and is projecting a profit for 2013.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  We had net income of $245,000 for the three months ended June 30, 2013 compared to net income of $240,000 for the three months ended June 30, 2012.  Net income increased for the three months ended June 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in non-interest expense, partially offset by a decrease in net interest income.

Interest Income.  Total interest income decreased $229,000, or 13.3%, to $1.5 million for the three months ended June 30, 2013 from $1.7 million for the same period in 2012.  The decrease in our interest income was primarily due to a lower average yield earned on all categories of our interest-earning assets and a decrease in the average balance of all categories of our interest-earning assets.

Interest income from loans decreased by $140,000, or 10.1%, to $1.2 million for the three months ended June 30, 2013, from $1.4 million for the three months ended June 30, 2012. The decrease in interest income from loans was due to a decrease in the average loan yield and a decrease in average loan balances during the three months ended June 30, 2013.  The average yield on loans decreased to 4.11% during the three months ended June 30, 2013 from 4.51% for the same period in 2012.  The decrease in average loan yield was primarily due to the continuing low interest rate environment.  Average loan balances declined $1.8 million to $121.4 million during the three months ended June 30, 2013 from $123.2 million for the three months ended June 30, 2012. The decrease in our average loan balance was primarily due to low loan demand.

Interest income from securities decreased $91,000, or 28.1%, to $233,000 for the three months ended June 30, 2013, from $324,000 for the three months ended June 30, 2012.  The decrease resulted from decreases in the average balances and in the average yield earned on securities.  Average balances on securities decreased $10.2 million to $64.7 million for the three months ended June 30, 2013 from $74.9 million for the same period in 2012, while the average yield decreased to 1.44% for the three months ended June 30, 2013 from 1.73% for the same period in 2012.  The decrease in the average balance of securities was due to the low interest rate environment which resulted in increased securities calls.

Interest income from interest-earning deposits at other financial institutions and stock dividends increased $2,000, or 28.6%, to $9,000 for the three months ended June 30, 2013, from $7,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in the average balance of interest-earning deposits in other financial institutions. Average balances of interest-earning deposits in other financial institutions increased $2.3 million to $13.0 million for the three months ended June 30, 2013 from $10.7 million for the same period in 2012. Interest-earning deposits in other financial institutions fluctuate based on our liquidity position and liquidity needs.

Interest Expense.  Interest expense decreased by $105,000, or 27.1%, to $283,000 for the three months ended June 30, 2013, from $388,000 for the same period in 2012. The decrease was due to a decrease in interest expense on deposits and borrowings.

Interest expense on deposits decreased by $76,000, or 30.2%, to $176,000 for the three months ended June 30, 2013, from $252,000 for the same period in 2012.  The decrease in our cost of deposits reflected the lower average market interest rates, certificates of deposit maturing and renewing at lower rates, as well as a decrease in average deposit balances during the three months ended June 30, 2013.  Average deposits decreased $3.8 million to $170.1 million for the three months ended June 30, 2013, from $173.9 million for the same period in 2012 due primarily to the decrease in the average balance of certificates of deposit.  Our average cost of deposits decreased to 0.47% for the three months ended June 30, 2013 from 0.64% for the same period in 2012.

Interest expense on borrowings decreased $29,000, or 21.3%, to $107,000 for the three months ended June 30, 2013, from $136,000 for the same period during 2012. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.6 million to $20.0 million for the three months ended June 30, 2013 from $25.6 million for the same period in 2012. The decrease was due to the repayment of maturing Federal Home Loan Bank of Chicago advances.

Net Interest Income.  Net interest income decreased by $124,000, or 9.3%, to $1.2 million for the three months ended June 30, 2013 from $1.3 million for the same period in 2012.  Average interest-earning assets were $200.8 million and $210.8 million during the comparative 2013 and 2012 second quarter periods while the average yield was 2.97% for the three months ended June 30, 2013 as compared to 3.26% for the same period in 2012.  Our net interest rate spread decreased 11 basis points to 2.30% for the three months ended June 30, 2013 from 2.41% for the same period in 2012. Our net interest margin decreased 13 basis points to 2.40% for the three months ended June 30, 2013 from 2.53% for the same period in 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.72% for the three months ended June 30, 2013 from 115.16% for the three months ended June 30, 2012.  The decrease in our net interest rate spread and net interest margin reflected that during the three-month period ended June 30, 2013 the yield earned on average interest-earning assets decreased faster than the cost of average interest-bearing liabilities. With the average cost of interest-bearing liabilities at historic lows, our ability to further reduce significantly our interest expense will be limited.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 2013 and 2012.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$12,986	$8	0.25%	$10,735	$6	0.22%
Securities	64,739	233	1.44	74,890	324	1.73
Loans receivable	121,376	1,248	4.11	123,228	1,388	4.51
Federal Home Loan Bank of Chicago common stock	1,741	1	0.23	1,949	1	0.21
Total interest-earning assets	200,842	1,490	2.97	210,802	1,719	3.26
Total non-interest-earning assets	16,534			16,656
Total assets	217,376			$227,458

Interest-bearing liabilities:
Passbook accounts	$65,195	21	0.13%	$61,236	28	0.18%
NOW accounts	11,052	—	0.00	10,089	—	—
Money market accounts	5,148	—	0.02	6,250	1	0.06
Certificates of deposit	69,214	155	0.90	79,846	223	1.12
Total deposits	150,609	176	0.47	157,421	252	0.64
Federal Home Loan Bank of Chicago advances	20,000	107	2.14	25,625	136	2.12
Total interest-bearing liabilities	170,609	283	0.66	183,046	388	0.85
Non-interest-bearing demand deposits-checking accounts	19,497			16,479
Other liabilities	4,402			4,760
Total liabilities	194,508			204,285
Stockholders’ Equity	22,868			23,173
Total liabilities and stockholders’ equity	$217,376			$227,458

Net interest income		$1,207			$1,331
Net interest rate spread (1)			2.30%			2.41%
Net interest-earning assets (2)	$30,233			$27,756
Net interest margin (3)			2.40%			2.53%
Average interest-earning assets to average interest-bearing liabilities	117.72%			115.16%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the three months ended June 30, 2013 and June 30, 2012.  This was primarily due to continuing improvements in credit quality trends and net charge-offs in the multi-family and commercial real estate loan portfolio and the decreased balances of these loan categories.  We recorded net charge-offs of $53,000 and $143,000 during the three months ended June 30, 2013 and June 30, 2012.  We had a 1.21% allowance for loan losses to gross loans receivable at June 30, 2013 compared to a 1.37% allowance for loan losses to gross loans receivable at June 30, 2012.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2013 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $11,000, or 5.3%, to $197,000 for the three months ended June 30, 2013 from $208,000 for the three months ended June 30, 2012.  The decrease was primarily due to a decrease in gains on securities sales, partially offset by increases in earnings on bank owned life insurance and other non-interest income items.

There were no securities sales in the three months ended June 30, 2013 and two mortgage-backed securities sales resulting in a $32,000 gain in the three months ended June 30, 2012.

Earnings on bank owned life insurance increased $15,000, or 42.9%, to $50,000 for the three months ended June 30, 2013 from $35,000 for the three months ended June 30, 2012 primarily due to an increase in the cash surrender value of the bank owned life insurance policies.  We purchased $1.5 million of bank owned life insurance in July of 2012.

Other non-interest income items increased $10,000, or 29.4%, to $44,000 for the three months ended June 30, 2013 from $34,000 for the three months ended June 30, 2012. The increase was primarily due to a $23,000 increase in our FHA loan referral fee income, partially offset by a $12,000 decrease in insurance commissions. The decrease in insurance commissions was due to a decline in policy renewals as customers were unwilling to renew for prolonged periods at the current low market interest rates.

Non-Interest Expense.  Non-interest expense decreased $140,000, or 10.8%, to $1.2 million for the three months ended June 30, 2013 from $1.3 million for the same period in 2012.  The decrease was primarily due to a decrease in federal deposit insurance expense and net loss on other real estate owned write downs, sales, and expenses.

Federal deposit insurance expense decreased $76,000, or 100.0%, to $0 for the three months ended June 30, 2013 from $76,000 for the same period in 2012. The decrease was primarily due to a $73,000 refund received from the Federal Deposit Insurance Corporation’s December 31, 2009 prepaid assessment for three years of insurance premiums, whereby our estimate in 2009 exceeded the actual expense. Beginning in the third quarter of 2013, we will accrue for our federal deposit insurance premiums.

Net loss on other real estate owned write-downs, sales and expenses decreased $73,000, or 88.0%, to $10,000 for the three months ended June 30, 2013 compared to $83,000 for the same period last year. The decrease was primarily due to a decrease in accrued real estate taxes. Accrued real estate taxes on other real estate owned decreased $58,000 for the three months ended June 30, 2013 compared to the same period in 2012 as two commercial properties were sold in 2012.

Provision for Income Taxes.  We recorded no federal and state income tax expense or benefit for the three months ended June 30, 2013 and June 30, 2012 on pre-tax income of $245,000 and $240,000, respectively.  This was due to a reversal of a portion of our $1.9 million valuation allowance which offset the federal and state income tax expense and resulted in no federal and state income tax expense for both three-month periods.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carryforwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income, such as the sale of deposits related to our branches, the sale of appreciated one- to four-family residential loans and holding loss securities to maturity.  We concluded that it is more likely than not that the net deferred tax asset of $941,000 at June 30, 2013 can be realized from these tax planning strategies.  In coming to this conclusion, we considered that the realization of the net deferred tax asset was based on tax planning strategies, primarily the sale of appreciated assets to generate taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  We had net income of $505,000 for the six months ended June 30, 2013 compared to net income of $510,000 for the six months ended June 30, 2012.  Net income decreased for the six months ended June 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in net interest income, partially offset by a decrease in non-interest expense.

Interest Income.  Total interest income decreased $436,000, or 12.5%, to $3.0 million for the six months ended June 30, 2013, from $3.5 million for the same period in 2012.  The decrease in our interest income was primarily due to a lower average yield earned on all categories of our interest-earning assets and a decrease in the average balance of all categories of our interest-earning assets.

Interest income from loans decreased by $248,000, or 8.9%, to $2.5 million for the six months ended June 30, 2013, from $2.8 million for the six months ended June 30, 2012. The decrease in interest income from loans was due to a decrease in the average loan yield and a decrease in average loan balances during the six months ended June 30, 2013.  The average yield on loans decreased to 4.19% during the six months ended June 30, 2013 from 4.50% for the same period in 2012.  The decrease in average loan yield was primarily due to the continuing low interest rate environment.  Average loan balances declined $2.7 million to $120.9 million during the six months ended June 30, 2013 from $123.6 million for the six months ended June 30, 2012. The decrease in our average loan balance was primarily due to low loan demand.

Interest income from securities decreased $190,000, or 27.9%, to $490,000 for the six months ended June 30, 2013, from $680,000 for the six months ended June 30, 2012.  The decrease resulted from decreases in the average balances and in the average yield earned on securities.  Average balances on securities decreased $8.2 million to $67.3 million for the six months ended June 30, 2013 from $75.5 million for the same period in 2012, while the average yield decreased to 1.46% for the six months ended June 30, 2013 from 1.80% for the same period in 2012.  The decrease in the average balance of securities was due to the low interest rate environment which resulted in increased securities calls.

Interest income from interest-earning deposits at other financial institutions and stock dividends increased $2,000, or 15.4%, to $15,000 for the six months ended June 30, 2013 from $13,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in the average balance of one of our interest-earning deposits at other financial institutions. The average balance of interest-earning deposits at one financial institution increased $904,000 to $8.9 million for the six months ended June 30, 2013 from $8.0 million for the six months ended June 30, 2012. Interest-earning deposits in other financial institutions fluctuate based on our liquidity position and liquidity needs.

Interest Expense.  Interest expense decreased by $216,000, or 26.8%, to $589,000 for the six months ended June 30, 2013, from $805,000 for the same period in 2012. The decrease was due to a decrease in interest expense on deposits and borrowings.

Interest expense on deposits decreased by $157,000, or 30.1%, to $364,000 for the six months ended June 30, 2013, from $521,000 for the same period in 2012.  The decrease in our cost of deposits reflected the lower average market interest rates, certificates of deposit maturing and renewing at lower rates, and a decrease in average deposit balances during the six months ended June 30, 2013.  Average deposits decreased $5.5 million to $169.7 million for the six months ended June 30, 2013, from $175.2 million for the same period in 2012 due primarily to the decrease in the average balance of certificates of deposit.  Our average cost of deposits decreased to 0.48% for the six months ended June 30, 2013 from 0.65% for the same period in 2012.

Interest expense on borrowings decreased $59,000, or 20.8%, to $225,000 for the six months ended June 30, 2013, from $284,000 for the same period during 2012. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.9 million to $20.6 million for the six months ended June 30, 2013 from $26.5 million for the same period in 2012. The decrease was due to the repayment of maturing Federal Home Loan Bank of Chicago advances.

Net Interest Income.  Net interest income decreased by $220,000, or 8.2%, to $2.5 million for the six months ended June 30, 2013 from $2.7 million for the same period in 2012.  Average interest-earning assets were $200.9 million and $212.4 million during the comparative 2013 and 2012 six month periods while the average yield was 3.03% for the six months ended June 30, 2013 as compared to 3.27% for the same period in 2012.  Our net interest rate spread decreased seven basis points to 2.34% for the six months ended June 30, 2013 from 2.41% for the same period in 2012. Our net interest margin decreased eight basis points to 2.44% for the six months ended June 30, 2013 from 2.52% for the same period in 2012.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.05% for the six months ended June 30, 2013 from 114.29% for the six months ended June 30, 2012.  The decrease in our net interest rate spread and net interest margin reflected the fact that during the six month period ended June 30, 2013 the yield earned on average interest-earning assets decreased faster than the cost of average interest-bearing liabilities. With the average cost of interest-bearing liabilities at historic lows, our ability to further reduce significantly our interest expense will be limited.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 2013 and 2012.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$11,049	$12	0.22%	$11,214	$11	0.20%
Securities	67,287	490	1.46	75,479	680	1.80
Loans receivable	120,893	2,535	4.19	123,571	2,783	4.50
Federal Home Loan Bank of Chicago common stock	1,705	3	0.35	2,099	2	0.19
Total interest-earning assets	200,934	3,040	3.03	212,363	3,476	3.27
Total non-interest-earning assets	16,612			16,971
Total assets	$217,546			$229,334

Interest-bearing liabilities:
Passbook accounts	$64,676	42	0.13	$60,435	54	0.18%
NOW accounts	10,749	—	0.00	10,239	—	—
Money market accounts	5,531	1	0.03	7,262	2	0.04
Certificates of deposit	70,134	321	0.92	81,368	465	1.14
Total deposits	151,090	364	0.48	159,304	521	0.65
Federal Home Loan Bank of Chicago advances	20,571	225	2.19	26,500	284	2.14
Total interest-bearing liabilities	171,661	589	0.69	185,804	805	0.87
Non-interest-bearing demand deposits-checking accounts	18,614			15,896
Other liabilities	4,419			4,681
Total liabilities	194,694			206,381
Stockholders’ Equity	22,852			22,953
Total liabilities and stockholders’ equity	$217,546			$229,334

Net interest income		$2,451			$2,671
Net interest rate spread (1)			2.34%			2.41%
Net interest-earning assets (2)	$29,273			$26,559
Net interest margin (3)			2.44%			2.52%
Average interest-earning assets to average interest-bearing liabilities	117.05%			114.29%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the six months ended June 30, 2013 and June 30, 2012.  This was primarily due to continuing improvements in credit quality trends and net charge-offs in the multi-family and commercial real estate loan portfolio and the decreased balances of these loan categories. We recorded net charge-offs of $91,000 and $236,000 during the six months ended June 30, 2013 and June 30, 2012.  We had a 1.21% allowance for loan losses to gross loans receivable at June 30, 2013 compared to a 1.37% allowance for loan losses to gross loans receivable at June 30, 2012.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2013 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $9,000, or 2.1%, to $419,000 for the six months ended June 30, 2013 from $428,000 for the six months ended June 30, 2012.  The decrease was primarily due to a decrease in service charges and gains on securities sales, partially offset by earnings on bank owned life insurance.

Service charges decreased $13,000, or 7.3%, to $165,000 for the six months ended June 30, 2013 from $178,000 for the six months ended June 30, 2012. The decrease was primarily due to a reduction in fees recognized on our NOW accounts, debit cards, and ATM stations.

Gains on securities sales decreased $31,000, or 40.3%, to $46,000 for the six months ended June 30, 2013 from $77,000 for the six months ended June 30, 2012 as a result of fewer securities sales. We sold one mortgage-backed security for a gain of $46,000 in the six months ended June 30, 2013 and one agency and four mortgage-backed securities for gains of $77,000 in the six months ended June 30, 2012.

Earnings on bank owned life insurance increased $32,000, or 46.4%, to $101,000 for the six months ended June 30, 2013 from $69,000 for the six months ended June 30, 2012 primarily due to an increase in the cash surrender value of the bank owned life insurance policies.  We purchased $1.5 million of bank owned life insurance in July of 2012.

Non-Interest Expense.  Non-interest expense decreased $224,000, or 8.7%, to $2.4 million for the six months ended June 30, 2013 from $2.6 million for the same period in 2012.  The decrease primarily reflected decreases in salaries and employee benefits, net loss on other real estate owned write-downs, sales, and expenses and federal deposit insurance expense.

Salaries and employee benefits decreased $54,000, or 4.4%, to $1.2 million for the six months ended June 30, 2013.  Salaries and employee benefits decreased primarily due to a reduction in full-time equivalent employees.

Net loss on other real estate owned write-downs, sales and expenses decreased $155,000, or 85.2%, to $27,000 for the six months ended June 30, 2013 compared to $182,000 for the same period last year.  The decrease was primarily due to a decrease in accrued real estate taxes, net losses on the sale of other real estate owned, and an increase in rental income. Accrued real estate taxes on other real estate owned decreased $55,000 for the six months ended June 30, 2013 compared to the same period in 2012 as four properties were sold during the six months ended June 30, 2012. Net loss on the sale of other real estate owned decreased $29,000 for the six months ended June 30, 2013 as there were no losses recognized on the sale of other real estate owned in the six months ended June 30, 2013 and four sales resulting in a net loss of $29,000 for the same period in 2012. Rental income increased $78,000 for the six months ended June 30, 2013 due to a change in the management company of one of our commercial other real estate owned properties. The change resulted in the receipt of rental payments on a monthly basis. Under the prior management company, we received rental payments on an irregular basis.

Federal deposit insurance expense decreased $55,000, or 43.0%, to $73,000 for the six months ended June 30, 2013 compared to $128,000 for the same period last year.  The primary reason for the decrease was a $73,000 refund received from the Federal Deposit Insurance Corporation’s 2009 prepaid assessment for three years of insurance premiums, whereby our estimate in 2009 exceeded the actual expense. Beginning in the third quarter of 2013, we will accrue for our federal deposit insurance premiums.

Provision for Income Taxes.  We recorded no federal and state income tax expense or benefit for the six months ended June 30, 2013 and June 30, 2012 on pre-tax income of $505,000 and $510,000, respectively.  This was primarily due to a reversal of a portion of our $1.9 million valuation allowance which offset the federal and state income tax expense and resulted in no federal and state income tax expense for both six-month periods.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carryforwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income, such as the sale of deposits related to our branches, the sale of appreciated one- to four-family residential loans and holding loss securities to maturity.  We concluded that it is more likely than not that the net deferred tax asset of $941,000 at June 30, 2013 can be realized from these tax planning strategies.  In coming to this conclusion, we considered that the realization of the net deferred tax asset was based on tax planning strategies, primarily the sale of appreciated assets to generate taxable income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 40.8% and 41.5% for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago amounted to $11.2 million at June 30, 2013 and $12.5 million at December 31, 2012.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and JP Morgan Chase which provides an additional source of funds.  At June 30, 2013, we had $20.0 million in advances outstanding from the Federal Home Loan Bank of Chicago and $0 on the $5.0 million line of credit at JP Morgan Chase.  Of the $20.0 million in Federal Home Loan Bank advances, $3.0 million is due within one year and $17.0 million is due between one and three years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $654,000 and $3.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, were $3.1 million and $4.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively. During the six months ended June 30, 2013, we purchased $7.2 million and sold $1.7 million in securities held as available-for sale, and during the six months ended June 30, 2012, we purchased $32.2 million and sold $5.7 million in securities held as available-for-sale.  Net cash used in financing activities, consisting primarily of deposit account activity and Federal Home Loan Bank advances, was $4.8 million and $12.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively, resulting from our managing growth to preserve capital ratios and reduce expenses.

At June 30, 2013, we had outstanding commitments of $6.9 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At June 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $38.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at June 30, 2013 was 41.0%.

At June 30, 2013, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $22.9 million, or 10.58% of adjusted total assets, which is above our individual minimum capital required level of $17.3 million, or 8.0%; and total risk-based capital of $24.1 million, or 23.41% of risk-weighted assets, which is above our individual minimum capital required level of $12.4 million, or 12.0%. At December 31, 2012, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $22.3 million, or 10.09% of adjusted total assets, which is above our individual minimum capital required level of $17.7 million, or 8.0%; and total risk-based capital of $23.6 million, or 22.79% of risk-weighted assets, which is above our individual minimum capital required level of $12.4 million, or 12.0%.  Accordingly, the Bank was classified as well-capitalized at June 30, 2013 and at December 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.  Management is still evaluating the impact of the rule on the Company and the Bank.

Off-Balance-Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit.

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30,		December 31,
	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$5,906	$956	$2,595	$110
Unused lines of credit and letters of credit	196	10,789	—	12,200

Commitments to make loans are generally made for periods of 120 days or less.  At June 30, 2013, the fixed rate loan commitments have interest rates ranging from 2.75% to 4.50% and the commitments are to extend credit ranging from 5 to 30 years.

For the six months ended June 30, 2013 and the year ended December 31, 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In particular, we offer one, three-, five- and seven-year adjustable-rate mortgage loans, and three- and five-year balloon loans.  In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages.  We may sell our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.

Economic Value of Equity. The table below sets forth, as of June 30, 2013, the estimated changes in our economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Change (1)
	(Dollars in thousands)
+400	$33,156	$(2,249)	(6.35)%	16.91%	0.75
+300	33,477	(1,928)	(5.45)	16.69	0.53
+200	34,066	(1,339)	(3.78)	16.59	0.40
+100	35,374	(31)	(0.09)	16.70	0.54
—	35,405	—	—	16.16	—
-100	37,029	1,624	4.59%	16.33	0.17

(1)     Assumes instantaneous parallel changes in interest rates.

(2)     EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)     EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at June 30, 2013, in the event of a 100 basis point decrease in interest rates, we would experience a 4.59% increase in economic value of equity.  In the event of a 400 basis point increase in interest rates, we would experience a 6.35% decrease in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  In this regard, the table above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries.  Furthermore, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income.  Finally, the above table does not take into account the changes in the credit risk of our assets which can ocur in connection with changes in interest rates

Item 4.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At June 30, 2013, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended  June 30, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                         Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)                      the Notes to Consolidated Financial Statements.*

*This information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
Chief Executive Officer, and President

Date:	September 25, 2013

By:	/s/ Emily Lane
Emily Lane, Chief Financial Officer

Date:	September 25, 2013