Form 10-Q
period 2013-09-30
AJS Bancorp, Inc.
filed 2013-11-13
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-55083

AJS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-1022599
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14757 S. Cicero Ave., Midlothian, IL	60445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (708) 687-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $0.01 per share	2,313,463 shares as of November 8, 2013

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Item 6. Exhibits	71

Signatures	72

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalent	$22,640	$16,346
Securities available-for-sale	64,300	70,311
Securities held-to-maturity (fair value: 2013 – $351; 2012 - $366)	336	341
Loans, net (allowance: 2013 - $1,427; 2012 - $1,565)	121,657	119,068
Federal Home Loan Bank stock	1,768	1,657
Premises and equipment	3,644	3,805
Bank-owned life insurance	5,462	5,311
Other real estate owned	2,557	3,104
Accrued interest receivable	524	544
Other assets	1,804	853

Total assets	$224,692	$221,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$178,788	$171,721
Federal Home Loan Bank advances	19,000	22,000
Advance payments by borrowers for taxes and insurance	912	1,804
Other liabilities and accrued interest payable	3,224	2,963
Total liabilities	201,924	198,488

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized;2,444,521 shares issued; shares outstanding: 2013 – 2,018,932 shares; 2012 - 2,019,647 shares;	24	24
Additional paid-in capital	12,427	12,453
Treasury stock, at cost (2013 – 425,589 shares; 2012 – 424,874 shares)	(9,874)	(9,867)
Retained earnings	20,300	19,620
Accumulated other comprehensive income (loss)	(109)	622
Total stockholders’ equity	22,768	22,852

Total liabilities and stockholders’ equity	$224,692	$221,340

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$1,247	$1,353	$3,782	$4,136
Securities	256	286	746	966
Interest-earning deposits and other	5	7	20	20
Total interest income	1,508	1,646	4,548	5,122

Interest expense
Deposits	171	240	535	761
Federal Home Loan Bank advances and other	106	133	331	417
Total interest expense	277	373	866	1,178
Net interest income	1,231	1,273	3,682	3,944

Provision for loan losses	—	71	—	71
Net interest income after provision for loan losses	1,231	1,202	3,682	3,873

Non-interest income
Service fees	82	98	247	276
Rental income	19	21	57	54
Earnings on bank-owned life insurance	50	49	151	118
Securities gains (includes $0 and $46 reclassified from accumulated other comprehensive income for the three and nine months of 2013)	—	200	46	277
Change in fair value of trading securities	—	(1)	—	(3)
Other	36	33	105	106
Total non-interest income	187	400	606	828

Non-interest expense
Compensation and employee benefits	592	597	1,753	1,812
Occupancy expense	183	220	572	580
Data processing expense	85	84	264	254
Advertising and promotion	14	24	53	72
Professional and regulatory	85	54	229	181
Postage and supplies	29	31	89	95
Bank security	31	35	88	100
Federal deposit insurance	68	75	141	203
Net loss on other real estate owned write-downs, sales, and expenses	41	69	68	251
Other	115	120	351	350
Total non-interest expense	1,243	1,309	3,608	3,898

Income before income taxes	175	293	680	803

Income tax expense	—	—	—	—

Net Income	$175	$293	$680	$803

Earnings per share
Basic and Diluted	$0.09	$0.15	$0.34	$0.40

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$175	$293	$680	$803

Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	123	82	(1,270)	(788)
Reclassification adjustment for gains included in net income	—	200	46	277
Tax effect	(50)	(113)	493	805
Total other comprehensive income (loss)	73	169	(731)	294

Comprehensive income (loss)	$248	$462	$(51)	$1,097

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$680	$803
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	192	214
Provision for loan losses	—	71
Premium amortization on securities, net	396	341
Earnings on bank-owned life insurance	(151)	(118)
Gain on sale of securities available-for-sale	(46)	(277)
Net loss on other real estate owned write-downs and sales	167	178
Changes in:
Accrued interest receivable and other assets	(931)	934
Accrued interest payable and other liabilities	728	1,599
Net cash provided by operating activities	1,035	3,745

Cash flows from investing activities
Securities available-for-sale
Purchases	(10,667)	(41,673)
Sales	1,659	10,798
Calls, maturities and principal payments	13,450	41,363
Loan origination and repayments, net	(2,618)	1,967
Purchase of FHLB stock	(111)	—
Redemption of FHLB stock	—	793
Purchase of Bank-owned life insurance	—	(1,500)
Proceeds from sale of other real estate	409	190
Purchase of equipment, net	(31)	(12)
Net cash provided by investing activities	2,091	11,926

Cash flows from financing activities
Net change in deposits	7,067	(7,572)
Maturities of FHLB advances	(3,000)	(5,500)
Purchase of treasury stock	(7)	(3)
Net change in advance payments by borrowers for taxes and insurance	(892)	(801)
Net cash provided (used) in financing activities	3,168	(13,876)

Net change in cash and cash equivalents	6,294	1,795

Cash and cash equivalents at beginning of year	16,346	19,384

Cash and cash equivalents at end of year	$22,640	$21,179

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$877	$1,193
Income taxes	—	52

Supplemental noncash disclosures
Transfers from loans to real estate owned	$49	$232
Loans provided for sales of other real estate owned	20	140

See accompanying notes.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of AJS Bancorp, Inc., (the “Company”) a federal corporation and its wholly owned subsidiary, A. J. Smith Federal Savings Bank (the “Bank”).  All significant intercompany balances and transactions have been eliminated.  Until October 9, 2013, the Company was 60.8% owned by a mutual holding company, AJS Bancorp, MHC (“the MHC”).  These consolidated financial statements do not include AJS Bancorp, MHC and its results or financial condition.

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

On October 9, 2013, the conversion of AJS Bancorp, MHC from the mutual holding company form of organization to the stock holding company form of organization was completed. AJS Bancorp, Inc., a Maryland corporation (“New AJS Bancorp”) became the new stock holding company for the Bank and sold 1,406,677 shares of common stock at $10.00 per share, for gross offering proceeds of $14.1 million in its stock offering.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New AJS Bancorp’s common stock so that the Company’s stockholders own the same percentage of New AJS Bancorp’s common stock as they owned of the Company’s common stock immediately prior to the conversion.  Stockholders of the Company received 1.1460 shares of New AJS Bancorp’s common stock for each share of the Company’s common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, New AJS Bancorp has 2,313,463 shares outstanding.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$4,999	$1	$(38)	$4,962
Residential agency mortgage-backed	59,483	494	(639)	59,338

Total	$64,482	$495	$(677)	$64,300

	December 31, 2012

U.S. government-sponsored entities	$6,000	$4	$(3)	$6,001
Residential agency mortgage-backed	63,269	1,060	(19)	64,310

Total	$69,269	$1,064	$(22)	$70,311

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$16	$1	$—	$17
State and municipal	320	14	—	334

	$336	$15	$—	$351

	December 31, 2012

Residential agency mortgage-backed	$21	$1	$—	$22
State and municipal	320	24	—	344

	$341	$25	$—	$366

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Expected maturities of securities at September 30, 2013 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$3,000	$2,994	$150	$158
Due after five years through ten years	1,999	1,968	170	176
Residential agency mortgage-backed	59,483	59,338	16	17

	$64,482	$64,300	$336	$351

Securities with a carrying value of approximately $5,414 and $11,941 at September 30, 2013 and December 31, 2012 were pledged to secure public deposits and for other purposes as required or permitted by law.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The proceeds from sales of securities and the associated gains are listed below:

	Three Months	Nine Months	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2013	2013	2012	2012	2012

Proceeds from sale	$—	$1,659	$5,130	$10,798	$10,798
Gross realized gains	—	46	200	277	277

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$3,962	$(38)	$—	$—	$3,962	$(38)
Residential agency mortgage-backed	27,973	(639)	—	—	27,973	(639)

Total temporarily impaired	$31,935	$(677)	$—	$—	$31,935	$(677)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2012

U.S. government-sponsored entities	$2,997	$(3)	$—	$—	$2,997	$(3)
Residential agency mortgage-backed	8,029	(19)	—	—	8,029	(19)

Total temporarily impaired	$11,026	$(22)	$—	$—	$11,026	$(22)

Unrealized losses on securities have not been recognized because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS

Loans were as follows:

	September 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Mortgage:
One-to-four-family	$99,337	80.8%	$94,253	78.2%
Multi-family and commercial	12,884	10.5	13,977	11.6
Home equity	10,603	8.6	12,129	10.0
Consumer and other	186	0.1	176	0.2
	123,010	100.0%	120,535	100.0%
Allowance for loan losses	(1,427)		(1,565)
Net deferred costs and other	74		98
Loans, net	$121,657		$119,068

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for the loan losses by portfolio segment:

	For the Three Months Ended September 30, 2013
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$947	$467	$59	$1	$1,474
Provision for loan losses	—	—	—	—	—
Charge-offs	(99)	—	—	—	(99)
Recoveries	2	—	50	—	52
Total ending allowance balance	$850	$467	$109	$1	$1,427

	For the Nine Months Ended September 30, 2013
Allowances for loan losses:
Beginning balance	$1,038	$467	$59	$1	$1,565
Provision for loan losses	—	—	—	—	—
Charge-offs	(195)	(5)	—	—	(200)
Recoveries	7	5	50	—	62
Total ending allowance balance	$850	$467	$109	$1	$1,427

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30, 2012
Allowances for loan losses:
Beginning balance	$717	$864	$99	$1	$1,681
Provision for loan losses	290	(177)	(42)	—	71
Charge-offs	(106)	(76)	—	—	(182)
Recoveries	1	21	—	—	22
Total ending allowance balance	$902	$632	$57	$1	$1,592

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	For the Nine Months Ended September 30, 2012
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$870	$947	$99	$1	$1,917
Provision for loan losses	290	(177)	(42)	—	71
Charge-offs	(259)	(159)	—	—	(418)
Recoveries	1	21	—	—	22
Total ending allowance balance	$902	$632	$57	$1	$1,592

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2013
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$184	$52	$5	$—	$241
Loans collectively evaluated for impairment	666	415	104	1	1,186
Total ending allowance balance	$850	$467	$109	$1	$1,427
Loans:
Loans individually evaluated for impairment	$3,105	$2,683	$77	$—	$5,865
Loans collectively evaluated for impairment	96,232	10,201	10,526	186	117,145
Total ending loans balance	$99,337	$12,884	$10,603	$186	$123,010

	December 31, 2012
Allowance for loan losses:
Loans individually evaluated for impairment	$234	$118	$29	$—	$381
Loans collectively evaluated for impairment	804	349	30	1	1,184
Total ending allowance balance	$1,038	$467	$59	$1	$1,565
Loans:
Loans individually evaluated for impairment	$3,411	$2,713	$36	$—	$6,160
Loans collectively evaluated for impairment	90,842	11,264	12,093	176	114,375
Total ending loans balance	$94,253	$13,977	$12,129	$176	$120,535

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	As of September 30, 2013			As of December 31, 2012
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One-to-four family	$2,895	$2,351	$—	$3,044	$2,389	$—
Multi-family and commercial	2,755	2,007	—	2,306	1,619	—
Home equity	81	77	—	—	—	—
Subtotal	5,731	4,435	—	5,350	4,008	—
With an allowance recorded:
One-to-four family	782	754	184	1,040	1,022	234
Multi-family and commercial	733	676	52	1,145	1,094	118
Home equity	—	—	5	38	36	29
Subtotal	1,515	1,430	241	2,223	2,152	381
Total	$7,246	$5,865	$241	$7,573	$6,160	$381

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months			For the Three Months
	Ended September 30, 2013			Ended September 30, 2012
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One-to-four family	$2,239	$—	$—	$2,496	$—	$—
Multi-family and commercial	2,025	1	—	1,690	—	—
Home equity	80	—	—	10	—	—
Subtotal	4,344	1	—	4,196	—	—
With an allowance recorded:
One-to-four family	931	—	—	1,334	—	—
Multi-family and commercial	682	—	—	1,002	—	—
Home equity	18	—	—	37	—	—
Subtotal	1,631	—	—	2,373	—	—
Total	$5,975	$1	$—	$6,569	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	For the Nine Months			For the Nine Months
	Ended September 30, 2013			Ended September 30, 2012
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One-to-four family	$2,236	$1	$—	$2,395	$—	$—
Multi-family and commercial	1,912	3	—	1,727	9	—
Home equity	43	—	—	29	—	—
Subtotal	4,191	4	—	4,151	9
With an allowance recorded:
One-to-four family	975	1	—	1,071	1	—
Multi-family and commercial	789	—	—	1,114	—	—
Home equity	27	—	—	28	—	—
Subtotal	1,791	1	—	2,213	1	—
Total	$5,982	$5	$—	$6,364	$10	$—

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2013	2012	2013	2012
One-to-four family	$1,585	$2,056	$—	$—
Multi-family and commercial	1,567	1,574	—	—
Home equity	239	175	—	—
Consumer and other	—	—	—	—
Total	$3,391	$3,805	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	September 30, 2013
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One-to-four family	$303	$286	$1,173	$1,762	$97,575	$99,337
Multi-family and commercial	—	—	530	530	12,354	12,884
Home equity	44	46	149	239	10,364	10,603
Consumer and other	—	—	—	—	186	186
Total	$347	$332	$1,852	$2,531	$120,479	$123,010

	December 31, 2012
One-to-four family	$330	$235	$1,760	$2,325	$91,928	$94,253
Multi-family and commercial	—	—	305	305	13,672	13,977
Home equity	114	41	82	237	11,892	12,129
Consumer and other	—	—	—	—	176	176
Total	$444	$276	$2,147	$2,867	$117,668	$120,535

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	Sept. 30,	Dec. 31,
	2013	2012
Accrual status	$2,368	$2,241
Non-accrual status	1,665	2,165
	4,033	4,406
Specific reserves allocated	236	311
Net	$3,797	$4,095

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

No additional loan commitments were outstanding to these borrowers at September 30, 2013 and December 31, 2012.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

There were no troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2013 and 2012. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three and nine months ended September 30, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three and nine months ended September 30, 2013 and 2012.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful
One-to-four family	$95,035	$203	$4,099	$—
Multi-family and commercial	2,385	4,458	6,041	—
Home equity	10,526	—	77	—
Consumer and other	186	—	—	—
Total	$108,132	$4,661	$10,217	$—

NOTE 4 - LOANS (Continued)

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful
One-to-four family	$89,595	$—	$4,658	$—
Multi-family and commercial	3,588	4,236	6,153	—
Home equity	12,093	—	36	—
Consumer and other	176	—	—	—
Total	$105,452	$4,236	$10,847	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES

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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value of underlying collateral.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At September 30, 2013 and December 31, 2012, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$4,962	$—	$4,962	$—
Residential agency mortgage-backed	59,338	—	59,338	—

	December 31, 2012
Securities available-for-sale
U.S. government-sponsored entities	$6,001	$—	$6,001	$—
Residential agency mortgage-backed	64,310	—	64,310	—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$58	$—	$—	$58
Multi-family and commercial	626	—	—	626
Home equity	30	—	—	30
Other real estate owned:
One-to-four family	40	—	—	40
Multi-family and commercial	2,302	—	—	2,302

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2012
Impaired loans:
One-to-four family	$272	$—	$—	$272
Multi-family and commercial	383	—	—	383
Home equity	7	—	—	7
Other real estate owned:
One-to-four family	164	—	—	164
Multi-family and commercial	2,725	—	—	2,725

At September 30, 2013, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $817, net of a valuation allowance of $103, resulting in no additional provision for loan losses for the nine months ended September 30, 2013.  At December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $773, net of a valuation allowance of $111, resulting in an additional provision for loan losses of $111 for 2012.

At September 30, 2013, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $2,566, net of a valuation allowance of $224, resulting in a write-down of $1 during 2013.  At December 31, 2012, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $4,371, net of a valuation allowance of $1,482, resulting in a write-down of $520 during 2012.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	September 30, 2013
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — One-to-four family	$58	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Multifamily and commercial	$626	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Home equity	$30	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — One-to-four family	$40	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — multi-family and commercial	$1,037	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
	1,265	Income approach	Adjustment for differences in net operating income expectations	12.25% (12.25%)
			Capitalization rate	10.00% (10.00%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2012
Impaired loans — One-to-four family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Multi-family and Commercial	$383	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Impaired loans — Home equity	$7	Sales comparison approach	Adjustment for differences between the comparable sales	15.00% (15.00%)
Other real estate owned — One-to-four family	$164	Sales comparison approach	Adjustment for differences between the comparable sales	10.00% (10.00%)
Other real estate owned — multi-family and commercial	$1,408	Sales comparison approach	Adjustment for differences between the comparable sales sales	10.00% (10.0%)
	1,317	Income approach	Adjustment for differences in net operating income expectations	12.25% (12.25%)
			Capitalization rate	10.00% (10.00%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	September 30, 2013
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,640	$22,640	$—	$—	$22,640
Securities held-to-maturity	336	—	351	—	351
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	1,768
Loans, net (less impaired loans)	120,840	—	—	118,553	118,553
Accrued interest receivable	524	—	20	504	524

Financial liabilities
Non-interest-bearing deposits	$32,317	$32,317	$—	$—	$32,317
Interest-bearing deposits	146,471	—	146,326	—	146,326
FHLB advances	19,000	—	19,588	—	19,588
Advances from borrowers for taxes	912	—	912	—	912
Accrued interest payable	35	—	35	—	35

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2012
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,346	$16,346	$—	$—	$16,346
Securities held-to-maturity	341	—	366	—	366
Federal Home Loan Bank stock	1,657	N/A	N/A	N/A	1,657
Loans, net (less impaired loans)	118,295	—	—	123,886	123,886
Accrued interest receivable	544	—	20	524	544

Financial liabilities
Non-interest-bearing deposits	$17,367	$17,367	$—	$—	$17,367
Interest-bearing deposits	154,354	—	172,554		172,554
FHLB advances	22,000	—	22,646	—	22,646
Advances from borrowers for taxes	1,804	—	1,804	—	1,804
Accrued interest payable	46	—	46	—	46

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

NOTE 5 - FAIR VALUES (Continued)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by weighted average common shares outstanding. The table below calculates the earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months		Nine Months
	September 30,		September 30,
	2013	2012	2013	2012
Basic
Net income	$175	$293	$680	$803
Weighted average common shares outstanding	2,018,932	2,019,647	2,019,310	2,019,753
Basic income per common share	$0.09	$0.15	$0.34	$0.40

At September 30, 2013 and September 30, 2012, there were 1,200 and 62,485 anti-dilutive stock options, respectively.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 7 - INCOME TAXES

At September 30, 2013 the Company had net deferred tax assets of $935 and a valuation allowance of $1,879 compared to net deferred tax assets of $322 and a valuation allowance of $2,077 at December 31, 2012.

A valuation allowance should be recognized against deferred tax assets if, based on the weight of available evidence,  it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  The Company evaluates the future realization of the deferred tax asset on a quarterly basis.  During the Company’s three most recent calendar years, 2012, 2011, and 2010, the Company’s operating performance resulted in a cumulative loss position.  The valuation allowance was determined based on consideration of future performance as well as tax planning strategies available to the Company.  Tax-planning strategies are actions that the Company would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.  Based on the Company’s analysis of projected operating performance and prudent and feasible tax planning strategies currently available, the Company maintained a valuation allowance of $1,879 as of September 30, 2013 and $2,077 at December 31, 2012.

The Company considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income, such as hold available-for-sale securities with an unrealized loss until they recover or maturity, the sale of a branch and its related deposits and the sale of appreciated one-to-four family residential loans.  The Company’s primary tax planning strategy to support the remaining net deferred tax asset is the sale of appreciated one-to-four family loans.  The Company would need to generate a gain of approximately $2,300 and $799 to support the net deferred tax assets of $935 at September 30, 2013 and $322 at December 31, 2012. The Company has sufficient qualified appreciated one-to-four family loans to sell to substantiate this tax planning strategy as prudent and feasible.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 - SUBSEQUENT EVENT

On October 9, 2013, the conversion of AJS Bancorp, MHC from the mutual holding company form of organization to the stock holding company form of organization was completed. New AJS Bancorp became the new stock holding company for the Bank and sold 1,406,677 shares of common stock at $10.00 per share, for gross offering proceeds of $14.1 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New AJS Bancorp’s common stock so that the Company’s stockholders own the same percentage of New AJS Bancorp’s common stock as they owned of the Company’s common stock immediately prior to the conversion.  Stockholders of the Company received 1.1460 shares of New AJS Bancorp’s common stock for each share of the Company’s common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, New AJS Bancorp has 2,313,463 shares outstanding.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On October 9, 2013, the conversion of AJS Bancorp, MHC from the mutual holding company form of organization to the stock holding company form of organization was completed. New AJS Bancorp became the new stock holding company for the Bank and sold 1,406,677 shares of common stock at $10.00 per share, for gross offering proceeds of $14.1 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New AJS Bancorp’s common stock so that the Company’s stockholders own the same percentage of New AJS Bancorp’s common stock as they owned of the Company’s common stock immediately prior to the conversion.  Stockholders of the Company received 1.1460 shares of New AJS Bancorp’s common stock for each share of the Company’s common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, New AJS Bancorp has 2,313,463 shares outstanding.

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

Overview

Our financial condition at September 30, 2013 and December 31, 2012 and results of operations for the three and nine month periods ended September 30, 2013 and 2012 do not include the effects of the second step conversion and represents the financial condition and results of operations of AJS Bancorp, Inc. prior to completion of the second step conversion.

We had net income of $175,000 for the three months ended September 30, 2013 compared to net income of $293,000 for the same period in 2012. Net income decreased for the three months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in net interest income and securities gains, partially offset by a decrease in the provision for loan losses and non-interest expense. Basic and diluted earnings per share was $0.09 for the three months ended September 30, 2013 and $0.15 for the three months ended September 30, 2012.

We had net income of $680,000 for the nine months ended September 30, 2013 compared to net income of $803,000 for the same period in 2012. Net income decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in net interest income and securities gains, partially offset by a decrease in the provision for loan losses and net loss on other real estate owned, write-downs, sales, and expenses. Basic and diluted earnings per share was $0.34 for the nine months ended September 30, 2013 and $0.40 for the nine months ended September 30, 2012.

Financial Condition

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets. Total consolidated assets as of September 30, 2013 were $224.7 million, an increase of $3.4 million, or 1.5%, from $221.3 million at December 31, 2012.  The increase was primarily due to an increase in cash and cash equivalents and net loans, partially offset by a decrease in securities available-for-sale.

Cash and cash equivalents increased $6.3 million, or 38.5%, to $22.6 million at September 30, 2013 from $16.4 million at December 31, 2012. The primary reason for the increase in cash and cash equivalents was due to the receipt of subscription funds received in conjunction with the second step conversion and stock offering, partially offset by the repayment of a $1.0 million maturing FHLB advance.

Securities available-for-sale decreased $6.0 million, or 8.5%, to $64.3 million at September 30, 2013 from $70.3 million at December 31, 2012.  The primary reason for the decrease in securities available-for-sale was due to a $1.2 million decrease in the market value, $15.1 million of securities sales, calls, and mortgage-backed securities principal repayments, partially offset by new purchases of securities available-for-sale of $10.7 million.

Net loans increased $2.6 million, or 2.2%, to $121.7 million at September 30, 2013 from $119.1 million at December 31, 2012.  The growth in net loans was primarily due to increases in the one-to-four family residential portfolio. The one-to-four family residential portfolio increased $5.1 million, or 5.4%, to $99.3 million at September 30, 2013 from $94.3 million at December 31, 2012. The increase was primarily due to seasonal increases in home sales in the summer. The one-to-four family increase was partially offset by a $1.1 million decline in multi-family and commercial loans and a $1.5 million decline in home equity loans.

Deposits. Total deposits increased $7.1 million, or 4.1%, to $178.8 million at September 30, 2013 from $171.7 million at December 31, 2012.  The increase in deposits occurred as a result of increases in the NOW, checking, and passbook accounts, while balances in the certificates of deposit and money market accounts decreased. NOW and checking accounts increased $14.8 million, or 53.3%, to $42.7 million at September 30, 2013 from $27.8 million at December 31, 2012. NOW and checking accounts increased due to the subscriptions received from the conversion. Passbook savings accounts increased $629,000, or 1.0%, to $64.6 million at September 30, 2013 compared to $64.0 million at December 31, 2012. Certificates of deposit accounts decreased $4.9 million, or 6.8%, to $66.8 million at September 30, 2013 from $71.8 million at December 31, 2012. Money market accounts decreased $3.5 million, or 43.1%, to $4.6 million at September 30, 2013 from $8.1 million at Decem ber 31, 2012. Certificate of deposit and money market accounts have decreased as customers prefer to hold funds in liquid transaction accounts.

Borrowings. Federal Home Loan Bank of Chicago advances decreased $3.0 million, or 13.6%, to $19.0 million at September 30, 2013 from $22.0 million at December 31, 2012.  We repaid two maturing FHLB advances totaling $3.0 million with a weighted average rate of 3.07% during the first nine months of 2013. Outstanding Federal Home Loan Bank of Chicago advances at September 30, 2013 were fixed-rate with maturities of one to two years with a weighted average cost of 2.16%.

Stockholders’ Equity. Total stockholders’ equity decreased $84,000, or 0.4%, to $22.8 million at September 30, 2013 from $22.9 million at December 31, 2012.  The decrease in stockholders’ equity primarily resulted from a $731,000 decrease in accumulated other comprehensive income due to the decrease in the market value of the available-for-sale securities portfolio, partially offset by net income of $680,000 for the nine months ended September 30, 2013.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	Sept. 30,	Dec. 31,
	2013	2012
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,665	2,165
Non-accrual loans (excludes troubled debt restructurings)	1,726	1,640
Total non-performing loans	$3,391	$3,805
Other real estate owned	2,557	3,104

Total non-performing assets	$5,948	$6,909

Non-performing assets to total assets	2.65%	3.12%
Non-performing loans to total loans	2.76	3.16
Allowance for loan losses to non-performing loans	42.08	41.13
Allowance for loan losses to total loans	1.16	1.30

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $5.9 million, or 2.65% of total assets, as of September 30, 2013 and $6.9 million, or 3.12% of total assets, as of December 31, 2012.  The allowance for loan losses totaled $1.4 million at September 30, 2013 and $1.6 million at December 31, 2012.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.16% at September 30, 2013 and 1.30% at December 31, 2012.  The allowance for loan losses to non-performing loans was 42.08% at September 30, 2013 and 41.13% at December 31, 2012.

At September 30, 2013, we had 26 one- to four-family residential real estate loans with an aggregate principal balance of $1.6 million on non-accrual and impaired status.  At September 30, 2013, we had seven commercial loans with an aggregate principal balance of $1.6 million on non-accrual and impaired status, one of which had a principal balance in excess of $500,000. At September 30, 2013, we had nine one- to four-family residential real estate loans and seven commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $4.1 million of which $1.7 million was on non-accrual.

At September 30, 2013, we had a $1.1 million mortgage loan on a 46 unit apartment building in Chicago that was deemed to be impaired. The borrower experienced financial difficulty and we restructured the loan in 2008 and in 2010. The loan is classified as a troubled debt restructuring and was performing in accordance with its revised terms as of September 30, 2013.

At September 30, 2013, we had an other real estate owned property of $1.0 million representing a 15.3% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois. As of September 30, 2013, the property was under a sales contract that required approval by the county which has not yet been received.

At September 30, 2013, we had an other real estate owned property of $1.3 million representing a 3.4% participation in a $42.8 million indoor water park. The property has been generating operating income and is projecting a profit for 2013.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  We had net income of $175,000 for the three months ended September 30, 2013 compared to net income of $293,000 for the three months ended September 30, 2012.  Net income decreased for the three months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in net interest income and securities gains, partially offset by a decrease in the provision for loan losses and non-interest expense.

Interest Income.  Total interest income decreased $138,000, or 8.4%, to $1.5 million for the three months ended September 30, 2013 from $1.6 million for the same period in 2012.  The decrease in our interest income was primarily due to a lower average yield earned on securities and loans and a decrease in the average balance of securities.

Interest income from loans decreased by $106,000, or 7.8%, to $1.3 million for the three months ended September 30, 2013, from $1.4 million for the three months ended September 30, 2012. The decrease in interest income from loans was due to a decrease in the average loan yield, partially offset by an increase in the average loan balance during the three months ended September 30, 2013.  The average yield on loans decreased to 4.05% during the three months ended September 30, 2013 from 4.42% for the same period in 2012.  The 37 basis point decline in average yield was primarily the result of the low interest rate environment as new loans with lower interest rates replaced higher interest loans in the portfolio as those loans payoff or mature. Average loan balances increased $465,000 to $123.1 million during the three months ended September 30, 2013 from $122.6 million for the three months ended September 30, 2012. The increase in our average loan balance was attributable to the growth in our one-to-four family loan portfolio.

Interest income from securities decreased $30,000, or 10.5%, to $256,000 for the three months ended September 30, 2013, from $286,000 for the three months ended September 30, 2012.  The decrease resulted from decreases in the average balances and in the average yield earned on securities.  Average balances on securities decreased $7.5 million to $65.0 million for the three months ended September 30, 2013 from $72.6 million for the same period in 2012, while the average yield decreased one basis point to 1.57% for the three months ended September 30, 2013 from 1.58% for the same period in 2012.  The decrease in the average balance of securities was due to the ongoing low interest rate environment which resulted in increased securities calls during the three months ended September 30, 2012.

Interest Expense.  Interest expense decreased by $96,000, or 25.7%, to $277,000 for the three months ended September 30, 2013, from $373,000 for the same period in 2012. Total average cost of funds decreased 16 basis points to 0.66% for the three months ended September 30, 2013, from 0.82% for the same period in 2012. The primary reason for the decrease in interest expense was due to a decrease in the average balance of deposits and borrowings, and to a lesser extent, the decrease in the average cost of funds.

Interest expense on deposits decreased by $69,000, or 28.8%, to $171,000 for the three months ended September 30, 2013, from $240,000 for the same period in 2012.  The decrease in our cost of deposits reflected the lower average market interest rates, certificates of deposit maturing and renewing at lower rates, as well as a decrease in average deposit balances during the three months ended September 30, 2013.  Average deposit balances decreased $9.4 million to $148.1 million for the three months ended September 30, 2013, from $157.6 million for the same period in 2012 due primarily to the decrease in the average balance of certificates of deposit.  Our average cost of deposits decreased 15 basis points to 0.46% for the three months ended September 30, 2013 from 0.61% for the same period in 2012.

Interest expense on borrowings decreased $27,000, or 20.3%, to $106,000 for the three months ended September 30, 2013, from $133,000 for the same period during 2012. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $4.5 million to $19.5 million for the three months ended September 30, 2013 from $24.0 million for the same period in 2012. The decrease was due to the repayment of maturing FHLB advances.

Net Interest Income.  Net interest income decreased by $42,000, or 3.3%, to $1.2 million for the three months ended September 30, 2013 from $1.3 million for the same period in 2012.  Average interest-earning assets were $199.2 million and $201.5 million during the comparative 2013 and 2012 third quarter periods while the average yield on interest earning assets was 3.03% for the three months ended September 30, 2013 as compared to 3.13% for the same period in 2012.  Our net interest rate spread increased six basis points to 2.37% for the three months ended September 30, 2013 from 2.31% for the same period in 2012. Our net interest margin increased five basis points to 2.47% for the three months ended September 30, 2013 from 2.42% for the same period in 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.84% for the three months ended September 30, 2013 from 151.94% for the three months ended September 30, 2012.  The increase in our net interest rate spread and net interest margin reflected that during the three-month period ended September 30, 2013 the yield earned on average interest-earning assets decreased less than the cost of average interest-bearing liabilities.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 2013 and 2012.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits in other financial institutions	$9,347	$4	0.17%	$13,584	$6	0.18%
Securities	65,040	256	1.57	72,556	286	1.58
Loans receivable	123,045	1,247	4.05	122,580	1,353	4.42
Federal Home Loan Bank of Chicago common stock	1,768	1	0.23	1,778	1	0.22
Total interest-earning assets	199,200	1,508	3.03	210,498	1,646	3.13
Total non-interest-earning assets	17,121			16,540
Total assets	$216,321			$227,038

Interest-bearing liabilities:
Passbook accounts	$64,840	22	0.14%	$61,666	28	0.18%
NOW accounts	10,653	—	—	10,097	—	—
Money market accounts	4,912	—	—	8,567	1	0.05
Certificates of deposit	67,719	149	0.88	77,224	211	1.09
Total deposits	148,124	171	0.46	157,554	240	0.61
Federal Home Loan Bank of Chicago advances	19,500	106	2.17	24,000	133	2.22
Total interest-bearing liabilities	167,624	277	0.66	181,554	373	0.82
Non-interest-bearing demand deposits-checking accounts	$22,268			$16,596
Other liabilities	3,988			5,281
Total liabilities	193,880			203,431
Stockholders’ Equity	22,441			23,607
Total liabilities and stockholders’ equity	$216,321			$227,038

Net interest income		$1,231			$1,273
Net interest rate spread (1)			2.37%			2.31%
Net interest-earning assets (2)	$31,576			$28,944
Net interest margin (3)			2.47%			2.42%
Average interest-earning assets to average interest-bearing liabilities	118.84%			115.94%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2013 and $71,000 for the three months ended September 30, 2012.  This was primarily due to continuing improvements in credit quality trends and net charge-offs in the multi-family and commercial real estate loan portfolio and the declining balances of these loan categories.  We recorded net charge-offs of $47,000 and $160,000 during the three months ended September 30, 2013 and September 30, 2012.  Our allowance for loan losses to gross loans receivable at September 30, 2013 was 1.16% compared to an allowance for loan losses to gross loans receivable at September 30, 2012 of 1.30%.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2013 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $213,000, or 53.3%, to $187,000 for the three months ended September 30, 2013 from $400,000 for the three months ended September 30, 2012.  The decrease was primarily due to a decrease in gains on securities sales.

Gains on securities sales decreased $200,000, or 100.0% to $0 for the three months ended September 30, 2013 from $200,000 for the three months ended September 30, 2012. The decrease was due to no securities sales during the three months ended September 30, 2013 and three mortgage-backed securities sales for a gain of $200,000 in the three months ended September 30, 2012.

Non-Interest Expense.  Non-interest expense decreased $66,000, or 5.0%, to $1.2 million for the three months ended September 30, 2013 from $1.3 million for the same period in 2012.  The decrease was primarily due to a decrease in occupancy expense and net loss on other real estate owned write-downs, sales, and expenses, partially offset by an increase in professional and regulatory fees.

Occupancy expense decreased $37,000, or 16.8%, to $183,000 for the three months ended September 30, 2013 from $220,000 for the same period in 2012.  The decrease was attributed to a reduction in our assessed value on our three branches resulting in a decrease in real estate tax expense for the three months ended September 30, 2013.

Professional and regulatory fees increased $31,000, or 57.4%, to $85,000 for the three months ended September 30, 2013 from $31,000 for the same period in 2012. The increase was primarily due to the accruals associated with operating as a public company during the second half of the year.

Net loss on other real estate owned write-downs, sales, and expenses decreased $28,000, or 40.6% to $41,000 for the three months ended September 30, 2013 from $69,000 for the three months ended September 30, 2012. The decrease was attributed to a decrease in other real estate owned write-downs and accrued real estate taxes, partially offset by an increase in net losses on the sale of other real estate owned properties. Other real estate owned write-downs decreased $15,000 to $1,000 for the three months ended September 30, 2013 from $16,000 for the same period in 2012. The decrease was due to a $15,000 write-down on a one-to-four family property in the third quarter of 2012. Accrued real estate taxes decreased $31,000 to $15,000 for the three months ended September 30, 2013 from $46,000 for the same period in 2012. The decrease was due to sales of other real estate owned properties in 2012. Net losses on the sale of other real estate owned increased $35,000 to $49,000 for the three months ended September 30, 2013 from $14,000 for the same period in 2012. The primary reason for the increase was due to the sale of a commercial property which resulted in a loss of $51,000 in the third quarter of 2013.

Provision for Income Taxes.  We recorded no federal and state income tax expense or benefit for the three months ended September 30, 2013 and September 30, 2012 on pre-tax income of $175,000 and $293,000, respectively.  This was due to a reversal of a portion of our $1.9 million valuation allowance which offset the federal and state income tax expense and resulted in no federal and state income tax expense for both three-month periods.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carryforwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income, such as the sale of deposits related to our branches, the sale of appreciated one- to four-family residential loans and holding loss securities to maturity.  We concluded that it is more likely than not that the net deferred tax asset of $935,000 at September 30, 2013 can be realized from these tax planning strategies.  In coming to this conclusion, we considered that the realization of the net deferred tax asset was based on tax planning strategies, primarily the sale of appreciated assets to generate taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  We had net income of $680,000 for the nine months ended September 30, 2013 compared to net income of $803,000 for the nine months ended September 30, 2012.  Net income decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of a decrease in net interest income and securities gains, partially offset by a decrease in provision for loan losses and net loss on other real estate owned write-downs, sales, and expenses.

Interest Income.  Total interest income decreased $574,000, or 11.2%, to $4.6 million for the nine months ended September 30, 2013, from $5.1 million for the same period in 2012.  The decrease in our interest income was primarily due to a lower average yield earned on securities and loans and a decrease in the average balance of all categories of our interest-earning assets.

Interest income from loans decreased by $354,000, or 8.6%, to $3.8 million for the nine months ended September 30, 2013, from $4.1 million for the nine months ended September 30, 2012. The decrease in interest income from loans was due to a decrease in the average loan yield and a decrease in average loan balances during the nine months ended September 30, 2013.  The average yield on loans decreased to 4.14% during the nine months ended September 30, 2013 from 4.48% for the same period in 2012.  The 34 basis point decline in average yield was primarily the result of the low interest rate environment as new loans with lower interest rates replaced higher interest loans in the portfolio as those loans payoff or mature. Average loan balances declined $1.6 million to $121.7 million during the nine months ended September 30, 2013 from $123.2 million for the nine months ended September 30, 2012. The decrease in our average loan balance was primarily due to a decline in loan demand as market interest rates increased 100 basis points during the second quarter of 2013.

Interest income from securities decreased $220,000, or 22.8%, to $746,000 for the nine months ended September 30, 2013, from $966,000 for the nine months ended September 30, 2012.  The decrease resulted from decreases in the average balances and in the average yield earned on securities.  Average balances on securities decreased $7.8 million to $66.7 million for the nine months ended September 30, 2013 from $74.4 million for the same period in 2012, while the average yield decreased to 1.49% for the nine months ended September 30, 2013 from 1.73% for the same period in 2012.  The decrease in the average balance and average yield in securities was due to the ongoing low interest rate environment which resulted in increased securities calls during the nine months ended September 30, 2012.

Interest Expense.  Interest expense decreased by $312,000, or 26.5%, to $866,000 for the nine months ended September 30, 2013, from $1.2 million for the same period in 2012. Total average costs of funds decreased 17 basis points to 0.68% for the nine months ended September 30, 2013, from 0.85%

for the same period in 2012. The primary reason for the decrease in interest expense was due to a decrease in the average balance of deposits and borrowings, and to a lesser extent, the decrease in the average cost of funds.

Interest expense on deposits decreased by $226,000, or 29.7%, to $535,000 for the nine months ended September 30, 2013, from $761,000 for the same period in 2012.  The decrease in our cost of deposits reflected the lower average market interest rates, certificates of deposit maturing and renewing at lower rates, and a decrease in average deposit balances during the nine months ended September 30, 2013.  Average deposit balances decreased $5.6 million to $150.3 million for the nine months ended September 30, 2013, from $158.9 million for the same period in 2012 due primarily to the decrease in the average balance of certificates of deposit.  Our average cost of deposits decreased 17 basis points to 0.47% for the nine months ended September 30, 2013 from 0.64% for the same period in 2012.

Interest expense on borrowings decreased $86,000, or 20.6%, to $331,000 for the nine months ended September 30, 2013, from $417,000 for the same period during 2012. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.5 million to $20.2 million for the nine months ended September 30, 2013 from $25.7 million for the same period in 2012. The decrease was due to the repayment of maturing FHLB advances.

Net Interest Income.  Net interest income decreased by $262,000, or 6.6%, to $3.7 million for the nine months ended September 30, 2013 from $3.9 million for the same period in 2012.  Average interest-earning assets were $200.4 million and $212.0 million during the comparative 2013 and 2012 nine month periods while the average yield an interest earnings assets was 3.03% for the nine months ended September 30, 2013 as compared to 3.22% for the same period in 2012.  Our net interest rate spread decreased two basis points to 2.35% for the nine months ended September 30, 2013 from 2.37% for the same period in 2012. Our net interest margin decreased three basis points to 2.45% for the nine months ended September 30, 2013 from 2.48% for the same period in 2012.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.53% for the nine months ended September 30, 2013 from 114.81% for the nine months ended September 30, 2012.  The decrease in our net interest rate spread and net interest margin reflected that during the nine month period ended September 30, 2013 the yield earned on average interest-earning assets decreased more than the cost of average interest-bearing liabilities.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 2013 and 2012.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Nine months ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$10,355	$16	0.21%	$12,312	$16	0.17%
Securities	66,652	746	1.49	74,423	966	1.73
Loans receivable	121,680	3,782	4.14	123,226	4,136	4.48
Federal Home Loan Bank of Chicago common stock	1,724	4	0.31	1,991	4	0.27
Total interest-earning assets	200,411	4,548	3.03	211,952	5,122	3.22
Total non-interest-earning assets	16,779			16,617
Total assets	$217,190			$228,569

Interest-bearing liabilities:
Passbook accounts	$64,917	64	0.13	$60,783	83	0.18%
NOW accounts	10,705	—	—	10,184	—	—
Money market accounts	5,361	1	0.02	7,959	3	0.05
Certificates of deposit	69,343	470	0.90	79,992	675	1.13
Total deposits	150,326	535	0.47	158,918	761	0.64
Federal Home Loan Bank of Chicago advances	20,200	331	2.18	25,700	417	2.16
Total interest-bearing liabilities	170,526	866	0.68	184,618	1,178	0.85
Non-interest-bearing demand deposits-checking accounts	20,004			16,048
Other liabilities	3,939			4,296
Total liabilities	194,469			204,962
Stockholders’ Equity	22,721			23,607
Total liabilities and stockholders’ equity	$217,190			$228,569

Net interest income		$3,682			$3,944
Net interest rate spread (1)			2.35%			2.37%
Net interest-earning assets (2)	$29,885			$27,334
Net interest margin (3)			2.45%			2.48%
Average interest-earning assets to average interest-bearing liabilities	117.53%			114.81%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the nine months ended September 30, 2013 and $71,000 for the nine months ended September 30, 2012.  This was primarily due to continuing improvements in credit quality trends and net charge-offs in the multi-family and commercial real estate loan portfolio and the decreased balances of these loan categories. We recorded net charge-offs of $138,000 and $396,000 during the nine months ended September 30, 2013 and September 30, 2012.  Our allowance for loan losses to gross loans receivable at September 30, 2013 was 1.16% compared to an allowance for loan losses to gross loans receivable at September 30, 2012 of 1.30%.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2013 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $222,000, or 26.8%, to $606,000 for the nine months ended September 30, 2013 from $828,000 for the nine months ended September 30, 2012.  The decrease was primarily due to a decrease in gains on securities sales.

Gains on securities sales decreased $231,000, or 83.4%, to $46,000 for the nine months ended September 30, 2013 from $277,000 for the nine months ended September 30, 2012 as a result of fewer securities sales. We sold one mortgage-backed security for a gain of $46,000 during the nine months ended September 30, 2013 and one agency and six mortgage-backed securities for gains of $277,000 during the nine months ended September 30, 2012.

Non-Interest Expense.  Non-interest expense decreased $290,000, or 7.4%, to $3.6 million for the nine months ended September 30, 2013 from $3.9 million for the same period in 2012.  The decrease primarily reflected decreases in salaries and employee benefits, federal deposit insurance, and net loss on other real estate owned write-downs, sales, and expenses.

Salaries and employee benefits decreased $59,000, or 3.3%, to $1.8 million for the nine months ended September 30, 2013.  Salaries and employee benefits decreased primarily due to a reduction in full-time equivalent employees.

Federal deposit insurance expense decreased $62,000, or 30.5%, to $141,000 for the nine months ended September 30, 2013 compared to $203,000 for the same period last year.  The primary reason for the decrease was due to a $73,000 refund received in the second quarter of 2013 from the Federal Deposit Insurance Corporation’s 2009 prepaid assessment for three years of insurance premiums, whereby our estimate in 2009 exceeded the actual expense. Beginning in the third quarter of 2013, we began accruing for our federal deposit insurance premiums.

Net loss on other real estate owned write-downs, sales and expenses decreased $183,000, or 72.9%, to $68,000 for the nine months ended September 30, 2013 compared to $251,000 for the same period last year.  The decrease was primarily due to a decrease in accrued real estate taxes as a result of property sales during the nine months ended September 30, 2012.

Provision for Income Taxes.  We recorded no federal and state income tax expense or benefit for the nine months ended September 30, 2013 and September 30, 2012 on pre-tax income of $680,000 and $803,000, respectively.  This was primarily due to a reversal of a portion of our $1.9 million valuation allowance which offset the federal and state income tax expense and resulted in no federal and state income tax expense for both nine month periods.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carryforwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income, such as the sale of deposits related to our branches, the sale of appreciated one- to four-family residential loans and holding loss securities to maturity.  We concluded that it is more likely than not that the net deferred tax asset of $935,000 at September 30, 2013 can be realized from these tax planning strategies.  In coming to this conclusion, we considered that the realization of the net deferred tax asset was based on tax planning strategies, primarily the sale of appreciated assets to generate taxable income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 41.3% and 41.5% for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago amounted to $18.3 million at September 30, 2013 and $12.5 million at December 31, 2012.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and JP Morgan Chase which provides an additional source of funds.  At September 30, 2013, we had $19.0 million in advances outstanding from the Federal Home Loan Bank of Chicago and no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $19.0 million in Federal Home Loan Bank advances, $7.0 million is due within one year and $12.0 million is due between one and two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.0 million and $3.8 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, were $2.1 million and $11.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. During the nine months ended September 30, 2013, we purchased $10.7 million and sold $1.7 million in securities held as available-for sale, and during the nine months ended September 30, 2012, we purchased $41.7 million and sold $10.8 million in securities held as available-for-sale.

Net cash provided in financing activities, consisting primarily of deposit account activity and Federal Home Loan Bank advances, was $3.2 million for the nine months ended September 30, 2013. Net cash used in financing activities was $13.9 million for the nine months ended September 30, 2012.

At September 30, 2013, we had outstanding commitments of $1.4 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At September 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $38.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at September 30, 2013 was 42.4%.

At September 30, 2013, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $23.0 million, or 10.26% of adjusted total assets, which is above our individual minimum capital required level of $18.0 million, or 8.0%; and total risk-based capital of $24.3 million, or 23.71% of risk-weighted assets, which is above our individual minimum capital required level of $12.3 million, or 12.0%. At December 31, 2012, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $22.3 million, or 10.09% of adjusted total assets, which is above our individual minimum capital required level of $17.7 million, or 8.0%; and total risk-based capital of $23.6 million, or 22.79% of risk-weighted assets, which is above our individual minimum capital required level of $12.4 million, or 12.0%.  Accordingly, the Bank was classified as well-capitalized at September 30, 2013 and at December 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	September 30,		December 31,
	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$603	$777	$2,595	$110
Unused lines of credit and letters of credit	200	10,372	—	12,200

Commitments to make loans are generally made for periods of 120 days or less.  At September 30, 2013, the fixed rate loan commitments have interest rates ranging from 3.00% to 4.25% and the commitments are to extend credit ranging from 5 to 30 years.

For the nine months ended September 30, 2013 and the year ended December 31, 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Economic Value of Equity. The table below sets forth, as of September 30, 2013, the estimated changes in our economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Interest Rates		Amount of
(Basis Points) (1)	Estimated EVE (2)	Change	Percent	EVE Ratio	Change (1)
	(Dollars in thousands)
+400	$31,651	$(3,381)	(9.65)%	15.86%	0.02
+300	32,165	(2,867)	(8.18)	15.75	(0.09)
+200	32,565	(2,467)	(7.04)	15.58	(0.26)
+100	33,572	(1,460)	(4.17)	15.64	(0.20)
—	35,032	—	—	15.84	—
-100	35,955	923	2.63	15.77	(0.07)

(1)   Assumes instantaneous parallel changes in interest rates.

(2)         EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)         EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at September 30, 2013, in the event of a 100 basis point decrease in interest rates, we would experience a 2.63% increase in economic value of equity.  In the event of a 400 basis point increase in interest rates, we would experience a 9.65% decrease in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  In this regard, the table above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries.  Furthermore, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income.  Finally, the above table does not take into account the changes in the credit risk of our assets which can occur in connection with changes in interest rates.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At September 30, 2013, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2013, New AJS Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of AJS Bancorp, MHC and the related offering of common stock by New AJS Bancorp.  The Registration Statement (File No. 333-189171) was declared effective by the Securities and Exchange Commission on August 12, 2013.  New AJS Bancorp registered 2,314,375 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $23.1 million.  The stock offering commenced on August 22, 2013, and ended on October 9, 2013.

Keefe, Bruyette & Woods, Inc., a Stifel Company (“KBW”) was engaged to assist in the marketing of the common stock.  For its services, KBW received a fee of $293,000.  KBW was also reimbursed $103,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $14.1 million, through the sale of 1,406,677 shares of common stock at a price of $10.00 per share.  Expenses related to the offering were approximately $1.3 million, including $293,000 paid to KBW. Net proceeds of the offering were approximately $12.8 million.

New AJS Bancorp contributed $6.4 million of the net proceeds of the offering to the Bank.  In addition, $1.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $5.3 million of the net proceeds were retained by New AJS Bancorp.  The net proceeds contributed to the Bank have been invested in short term instruments and used to make loans. The net proceeds retained by New AJS Bancorp have been deposited with the Bank.

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

Item 6. Exhibits

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended September 30, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                            Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

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

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President, and Chief Executive Officer

Date:	November 13, 2013

By:	/s/ Emily Lane
Emily Lane, Vice President and Chief Financial Officer

Date:	November 13, 2013