Form 10-K
period 2013-12-31
AJS Bancorp, Inc.
filed 2014-03-26
CIK 1576336

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission File No. 000-55083

AJS Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	90-1022599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14757 S. Cicero Ave., Midlothian, IL	60445
(Address of Principal Executive Offices)	(Zip Code)

(708) 687-7400

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of March 24, 2014, there were issued and outstanding 2,313,463 shares of the Registrant’s Common Stock.

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant’s predecessor was $7,873,890.

DOCUMENTS INCORPORATED BY REFERENCE

1.              Annual Report to Stockholders (Part II)

2.              Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Item 1.                                                         Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of AJS Bancorp, Inc., or the Company as defined below and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of AJS Bancorp, Inc. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of AJS Bancorp, Inc.’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and AJS Bancorp, Inc. undertakes no obligation to update any statement in light of new information or future events.  By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to:

•                                          general economic conditions, either nationally or in our market areas, that are worse than expected;

•                                          competition among depository and other financial institutions;

•                                          inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•                                          adverse changes in the securities markets;

•                                          changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•                                          our ability to manage operations in the current economic conditions;

•                                          our ability to enter new markets successfully and capitalize on growth opportunities;

•                                          our ability to successfully integrate acquired entities;

•                                          our ability to comply with our Individual Minimum Capital Requirement;

•                                          changes in consumer spending, borrowing and savings habits;

•                                          changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•                                          changes in our organization, compensation and benefit plans;

•                                          changes in the level of government support for housing finance;

•                                          significant increases in our loan losses; and

•                                          changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

AJS Bancorp, Inc.

On October 9, 2013, AJS Bancorp, Inc., a Maryland corporation (“AJS Bancorp” or the “Company” including as the context requires prior to October 9, 2013, AJS Bancorp, Inc., a federal corporation) completed its conversion and reorganization to the stock holding company form of organization. AJS Bancorp became the new stock holding company for A.J. Smith Federal Savings Bank (“A.J. Smith Federal”), and sold 1,406,677 shares of common stock at $10.00 per share, for gross offering proceeds of $14.1 million. Concurrent with the completion of the offering, shares of common stock of AJS Bancorp, a federal corporation owned by the public have been exchanged for 1.1460 shares of AJS Bancorp, a Maryland corporation common stock so that such stockholders now own approximately the same percentage of common stock as they owned of the common stock of AJS Bancorp, a federal corporation immediately prior to the conversion. As a result of the offering and the exchange of shares, AJS Bancorp has 2,313,463 shares outstanding.

AJS Bancorp’s primary business activities, apart from owning the shares of A.J. Smith Federal, currently consists of loaning funds to A.J. Smith Federal’s ESOP and investing in deposit accounts at A.J. Smith Federal.

The Federal Reserve Bank of Chicago requested that the board of directors adopt resolutions relating to certain operations of AJS Bancorp. The board resolutions require written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption of holding company stock. AJS Bancorp’s board adopted the resolutions requested by the Federal Reserve Bank of Chicago on May 15, 2012. In January 2014, the Federal Reserve Bank of Chicago issued a non-objection to AJS Bancorp paying a quarterly dividend of $0.05 per share during 2014 and a one-time special dividend of $0.25 per share.

At December 31, 2013, AJS Bancorp had consolidated assets of $220.9  million, deposits of $164.5 million and stockholders’ equity of $34.4 million.  AJS Bancorp’s executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and its telephone number at that address is (708) 687-7400.

A.J. Smith Federal

A.J. Smith Federal was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization.  In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter.  In 1984 we amended our charter to become a federally chartered savings bank.  We are a customer-oriented institution, operating from our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate home equity and consumer loans.  In 2014, we intend to resume originating a modest amount of multifamily and commercial real estate loans consistent with our conservative underwriting policies and procedures. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  In addition, we offer insurance and investment products and services on a limited basis.  A.J. Smith Federal’s Internet address is www.ajsmithbank.com.  Information on this website is not and should not be considered to be a part of this Annual Report on Form 10-K.

On March 8, 2012, we entered into a Formal Agreement with our primary federal regulator, the Office of the Comptroller of the Currency.  The Formal Agreement sought to address Office of the Comptroller of the Currency findings of unsafe and unsound practices by A.J. Smith Federal relating to management, credit underwriting and administration, and liquidity risk management. On September 19, 2013, the Office of the Comptroller of the Currency terminated its formal agreement with A.J. Smith Federal.

Concurrent with entering into the Formal Agreement, A.J. Smith Federal was deemed by the Office of the Comptroller of the Currency to be in “troubled condition” under the Office of the Comptroller of the Currency’s prompt corrective action rules.  In addition, pursuant to an Individual Minimum Capital Requirement, A.J. Smith Federal has been directed by the Office of the Comptroller of the Currency to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-Based capital ratio of 12%. At December 31, 2013, A.J. Smith Federal was in compliance with its Individual Minimum Capital Requirement with a Tier 1 Leverage capital ratio of 12.96% and Total Risk-Based capital ratio of 29.69%. For more information, see “ Item 1 Business—Supervision and Regulation—Agreement with the Office of the Comptroller of the Currency” and “ Item 1A Risk Factors.”

Market Area

A.J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the greater Chicagoland area.  Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices located approximately 20 miles south of Chicago. Our main office is in Midlothian, Illinois, and we have two branch offices in Orland Park, Illinois.  All three of our offices are located in Cook County.  However, we consider our market area to include both Cook and Will counties. Midlothian is primarily a residential community, and its largest employers are state and local governments, automobile dealerships, financial institutions and retail shops.  In addition, Orland Park contains a greater number of retail businesses, and light industrial companies.  Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing companies.  Major employers in our market area include the Orland Park School District, the Village of Orland Park, and various retailers including Macy’s and Carson’s.  The economy in our market area is not dependent on any single employer or type of business.

According to SNL Financial, population in our Illinois market area has increased from 2010 to 2012, with a growth rate of 0.4% for Cook County.   The market area’s median household income for the 2012 year was $50,934 which was above the national level of $50,157 for 2012.  The unemployment rate for Cook County for 2013 was 9.6% and was above the national level of 7.4%.

Competition

We face significant competition in both originating loans and attracting deposits.  The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A.J. Smith Federal, and all of which are our competitors to varying degrees.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies.

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four-family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio consists of multi-family residential and commercial real estate loans and home equity lines of credit.  At December 31, 2013, our gross loans totaled $120.5 million, of which $97.3 million, or 80.8%, were secured by one- to four-family residential real estate, $12.9 million, or 10.7%, were secured by multi-family residential and commercial real estate, $10.1 million, or 8.4%, were home equity lines of credit, and $181,000, or  0.1%, were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.  Due to credit concerns related to commercial lending, since mid-2008 we have ceased new loan originations for commercial and multi-family loans. In 2014, we intend to moderately increase our level of multi-family and commercial real estate loan originations consistent with our conservative loan underwriting policies and procedures.  At December 31, 2013, 94.0% of our loans were secured by first and second mortgages on residential real estate.

We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive.  Accordingly, we offer adjustable-rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages.  In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.  However, in the current and prolonged low interest rate environment a significant portion of our loan portfolio consists of fixed-rate loans with terms in excess of 15 years.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. We had no loans held for sale at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$97,301	80.77%	$94,253	78.20%	$95,463	76.89%	$96,332	73.85%	$91,731	70.34%
Multi-family and commercial	12,847	10.66	13,977	11.60	15,884	12.79	20,740	15.90	25,152	19.29
Total real estate loans	110,148	91.43	108,230	89.80	111,347	89.68	117,072	89.75	116,883	89.63

Other Loans:
Consumer and other loans	181	0.15	176	0.15	245	0.20	224	0.17	375	0.29
Home equity	10,141	8.42	12,129	10.05	12,558	10.12	13,146	10.08	13,154	10.08
Total loans	120,470	100.00%	120,535	100.00%	124,150	100.00%	130,442	100.00%	130,412	100.00%

Less:
Allowance for loan losses	(1,399)		(1,565)		(1,917)		(1,549)		(3,035)
Deferred loan (fees) costs	76		100		102		62		83
Deferred gain on real estate contract	(1)		(2)		(2)		(3)		(4)

Total loans receivable, net	$119,146		$119,068		$122,333		$128,952		$127,456

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2013.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to four-family residential		Multi-family and Commercial		Consumer and Other		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

One year or less	$808	5.30%	$7,631	5.88%	$130	2.28%	$2,847	2.92%	$11,416	5.06%
Greater than one to three years	767	3.94	2,263	4.86	51	3.00	3,349	3.44	6,430	4.00
Greater than three to five years	3,182	5.14	1,401	6.02	—	—	3,942	3.00	8,525	4.30
Greater than five to ten years	12,021	3.51	1,247	5.50	—	—	3	3.00	13,271	3.70
Greater than 10 to 20 years	44,672	3.47	305	6.50	—	—	—	—	44,977	3.49
More than 20 years	35,851	4.43	—	—	—	—	—	—	35,851	4.43
Total	$97,301	3.90%	$12,847	5.69%	$181	2.48%	$10,141	3.12%	$120,470	4.03%

Fixed and Adjustable-Rate Loan Schedule. The following tables set forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2014.

	At December 31, 2013 and Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$88,915	$7,578	$96,493
Multi-family and commercial	5,201	15	5,216
Total real estate loans	94,116	7,593	101,709

Other loans:
Consumer and other loans	51	—	51
Home equity	292	7,002	7,294
Total loans	$94,459	$14,595	$109,054

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2013, these loans totaled $97.3 million, or 80.8% of our total loan portfolio.  At December 31, 2013, we had $95.8 million of our one- to four-family loans in the first lien position and $1.5 million in the second lien position.  The average loan balance of our one- to four-family residential real estate loans was $107,000 at December 31, 2013.

We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2013, $89.7 million, or 92.2% of our one- to four-family residential real estate loans had fixed rates of interest, and $7.6 million, or 7.8% of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed-rate loans include loans that generally amortize on a monthly basis over periods between seven to 30 years.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We also offer home equity loans as to which we take a second mortgage.

We currently offer adjustable-rate mortgage loans (ARM) with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index.  Our adjustable-rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 300 basis points.  Our adjustable-rate mortgages are priced at a level tied to the one-year United States Treasury bill rate.  We do not offer adjustable-rate mortgages that offer the possibility of negative amortization.  In the current low interest rate environment we have not originated a significant dollar amount of adjustable-rate mortgage loans. We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  We have not originated a sub-prime or Alt-A loan since 2006 and do not intend to originate these types of loans in the future.  At December 31, 2013, we had $213,000 outstanding in subprime first and second residential mortgages of which $49,000 was on nonaccrual.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For all first lien position mortgage loans we utilize outside independent appraisers.  For second position mortgage loans, we utilize outside independent appraisers to perform a drive-by appraisal.  For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan.  For one- to four-family residential real estate loans with loan-to-value ratios of between 80% and 90%, we require the borrower to obtain private mortgage insurance.  For first mortgage loan products, we require the borrower to obtain title insurance.  For second mortgage type products, we conduct a title search.  We also require homeowners’ insurance, fire and casualty, and flood insurance, if necessary, on properties securing real estate loans.

Multi-Family Loans and Commercial Lending.  At December 31, 2013, $12.9 million, or 10.7% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Due to the severity of the last recession and its adverse effect on commercial real estate particularly in the Chicago area, we stopped originating multi-family and commercial real estate loans in mid-2008.  However, as an accommodation to existing borrowers, we will renew such loans if the loans have been performing in accordance with their original terms. In 2014, we intend to resume a moderate amount of multi-family and commercial real estate loan originations consistent with our conservative loan underwriting policies and procedures.  At December 31, 2013, the average loan balance of our multi-family and commercial real estate loans was $238,000.  At that date, our largest multi-family/commercial real estate loan had a balance of $3.7 million, was secured by a golf course located in Flossmor, Illinois and was performing in accordance with its terms. Our multi-family and commercial real estate loans are generally made for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtained an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental consultant’s evaluation of a property depended on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions range from a Phase I Environmental Site Assessment to a Phase II Environmental Report.  The underwriting process for multi-family and commercial real estate loans included an analysis of the debt service coverage of the collateral property.  We typically required a debt service coverage ratio of 120% or higher.  We also required personal guarantees by the principals of the borrower and a cash flow analysis when applicable.  We intend to follow these same guidelines when we resume lending activities in this portfolio in 2014.

Loans secured by multi-family residential or commercial real estate generally have larger loan balances and more credit risk than one- to four-family residential mortgage loans.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family or commercial real estate properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  However, multi-family and commercial real estate loans generally have higher interest rates than loans secured by one- to four-family residential real estate.

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $10.1 million, or 8.4% of our total loan portfolio, as of December 31, 2013.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  We generally offer these loans with a maximum loan to appraised value ratio of 75% (including senior liens on the collateral property).  We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate.  Our lines of credit provide for interest only payments during the term of the loan with the principal amount due at the end of the loan term.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.  At December 31, 2013, we had $70,000 outstanding in subprime or Alt-A home equity lines of credit of which $46,000 was on nonaccrual.  We have not originated an Alt-A or subprime home equity line of credit since 2006 and do not intend to originate these types of loans in the future.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2013, consumer loans totaled $181,000, and consisted primarily of automobile loans and loans secured by deposit accounts.  Automobile loans accounted for $51,000 of our consumer loans and loans secured by deposit accounts were $130,000 at December 31, 2013.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing.  Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area.  These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies, as well as Wall Street conduits that also actively compete for local real estate loans.  Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers.

Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand.  Historically, a declining interest rate environment generally would result in increased loan demand, however, in the case of declining real estate values, our loan origination activity may also decline as fewer home purchases occur.  Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period.  In the past, we have originated mortgage loans for sale in the secondary market, and we may do so in the future, although this is not a significant part of our business at this time. Beginning in September 2012, in order to supplement our loan originations, we started purchasing fixed-rate jumbo (loan balances of $417,000 or greater) one- to four-family residential loans located in the Chicagoland area from another financial institution. For the years ended December 31, 2013 and 2012, we purchased $1.7 million and $1.1 million of jumbo loans, respectively. We intend to continue this relationship. We have also engaged in participation relationships on occasion with other financial institutions.  At December 31, 2013, we had three participations with an aggregate outstanding balance of $2.5 million.  Two of these participations totaling $2.3 million were classified as other real estate owned.  The third participation has an outstanding balance of $171,000 and is on nonaccrual.

The following table shows our loan origination, purchase, and repayment activities for the years indicated.  All loans purchased consisted of one- to four-family residential loans.  All purchased loans are subject to the same underwriting criteria as loans originated by us.  We did not sell any loans during the years indicated.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)

Loans receivable, beginning of year	$120,535	$124,150	$130,442
Originations by type:
Real estate- one- to four-family	12,538	7,140	9,982
Multi-family and commercial	165	140	665
Non-real estate -consumer	—	—	—
Home equity	1,438	1,696	1,353
Total loans originated	14,141	8,976	12,000
Loans Purchased	1,667	1,136	—
Transfer to other real estate owned	(139)	(656)	(1,823)
Charge-offs	(230)	(879)	(2,041)
Principal repayments	(15,504)	(12,192)	(14,428)

Loans receivable, at end of year	$120,470	$120,535	$124,150

Loan Approval Procedures and Authority.  Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the board of directors.  A loan officer initially reviews all loans, regardless of size or type.  Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter or a Vice President of the loan department.  All loans of $417,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by a Vice President or in their absence, the President or the Loan Committee.  The Loan Committee, which consists of Director Ray Blake, Senior Vice President, Donna Manuel and Vice President, Susan Coleman has the authority to approve all loans up to $750,000.  The Chief Executive Officer and the board of directors must approve loans in excess of $750,000.

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2013, our lending limit was $4.5 million.  At December 31, 2013, our largest lending relationship to one borrower totaled $3.7 million, which is secured by a golf course located in Flossmor, Illinois. This lending relationship was performing in accordance with its terms at December 31, 2013.  Our second largest lending relationship at December 31, 2013 was $1.1 million and is secured by a 46 unit apartment building. The loan is a troubled debt restructuring and is performing in accordance with its revised terms.

Asset Quality

Loan Delinquencies and Collection Procedures.  When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.  In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent.  After 15 days, we attempt to establish telephone contact with the borrower.  If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent.  During the first 15 days of the following month, a second letter is sent, and we again attempt to establish telephone contact with the borrower.  At this time, and after reviewing the cause of the delinquency and the borrower’s previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days.  However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we will send a notice of default by both regular and certified mail.  This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.  In the case of commercial mortgage loans, attempts will be made to work out a repayment plan that will preserve the current ownership of the property while allowing us to retain a performing lending relationship.  Loan modifications that meet the definition of troubled debt restructurings are accounted for accordingly.

In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower.  We hold foreclosed property as other real estate owned.  We carry foreclosed real estate at its fair value less estimated selling costs or carrying value, whichever is less.  If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

In the case of consumer loans, customers are mailed delinquency notices when the loan is 15 days past due.  We also attempt to establish telephone contact with the borrower.  If collection efforts are unsuccessful, we may instruct our attorneys to take further action.

Our policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis.  These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

Impaired Loans, Non-Performing Loans and Troubled Debt Restructurings.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is non-performing when it is greater than 90 days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category.  Specific allocations are made for loans that are determined to be impaired.  Our policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing.  However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  We have not originated a sub-prime or Alt-A loan since 2006 and do not intend to originate these types of loans in the future.  At December 31, 2013, we had $213,000 outstanding in subprime first and second residential mortgages of which $49,000 was on non-accrual and $70,000 in subprime home equity lines of credit of which $46,000 was on non-accrual.

As of December 31, 2013, our total non-accrual loans were $3.3 million, or 2.72% of total gross loans, compared to $3.8 million, or 3.16% of total loans, at December 31, 2012. Our non-accrual loans decreased due to loans returned to accrual status after a period of satisfactory payment performance and reasonable future payment assurance, short sales, and transfers to other real estate owned. At December 31, 2013, our largest non-accrual loan was a multi-family loan with an outstanding balance of $665,000.  The loan is a troubled debt restructuring and has been current for over six months. However, due to management’s concerns over the borrower’s ability to repay the loan in the future, the loan has not been returned to accrual status.

Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan;

an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan ranged from 0.50% to 5.0%. Modifications involving an extension of the maturity date were for periods ranging from 10 months to 378 months.  No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2013 and 2012 and 2011.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2013, we had $1.7 million in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory payment performance and reasonable future payment assurance under the terms of the restructuring.  Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2013, we had $2.4 million in accruing troubled debt restructurings.  As of December 31, 2013, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans (less non-accruing troubled debt restructured loans):
One- to four-family residential	$1,325	$1,465	$765	$595	$30
Multi-family and commercial	67	—	607	2,594	3,552
Consumer and other	—	—	—	—	—
Home equity	164	175	79	9	17
Total non-accrual loans	1,556	1,640	1,451	3,198	3,599

Non-accruing troubled debt restructured loans:
One- to four-family residential	240	591	738	—	—
Multi-family and commercial	1,475	1,574	423	—	2,914
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total non-accruing troubled debt restructured loans	1,715	2,165	1,161	—	2,914

Loans greater than 90 days delinquent and still accruing:
One- to four-family residential	—	—	—	—	—
Multi-family and commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total loans greater than 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	3,271	3,805	2,612	3,198	6,513

Other real estate owned:
One- to four-family residential	205	239	232	—	—
Multi-family and commercial	2,423	2,865	3,379	3,368	2,768
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total other real estate owned	2,628	3,104	3,611	3,368	2,768

Total non-performing assets	$5,899	$6,909	$6,223	$6,566	$9,281

Accruing troubled debt restructured loans:
One- to four-family residential	$1,249	$1,102	$968	$1,746	$—
Multi-family and commercial	1,110	1,139	1,926	2,992	251
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total accruing troubled debt restructured loans	$2,359	$2,241	$2,894	$4,738	$251

Ratios:
Non-performing loans to total loans	2.72%	3.16%	2.10%	2.45%	4.99%

Non-performing assets to total assets	2.67%	3.12%	2.61%	2.63%	3.72%

Other Real Estate Owned.  Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  During the year ended December 31, 2013, no commercial lending relationships and four one- to four-family residential lending relationships were transferred into other real estate owned for a total of $139,000.  For the year ended December 31, 2012, one commercial loan relationship of $90,000 and six one- to four-family residential lending relationships of $469,000 were transferred into other real estate owned.  We had $2.6 million and $3.1 million in other real estate owned at December 31, 2013 and December 31, 2012, respectively.

Non-performing Assets.  We had non-performing assets of $5.9 million, or 2.67% of total assets, as of December 31, 2013 compared to $6.9 million, or 3.12% of total assets, as of December 31, 2012. The allowance for loan losses totaled $1.4 million at December 31, 2013 and $1.6 million at December 31, 2012. This represents a ratio of the allowance for loan losses to gross loans receivable of 1.16% at December 31, 2013 and 1.30% at December 31, 2012. The allowance for loan losses to non-performing loans was 42.77% at December 31, 2013 and 41.13% at December 31, 2012.

At December 31, 2013, we had 27 one-to-four family residential loans with an aggregate principal balance of $1.6 million on non-accrual and impaired status. At December 31, 2013, we had seven commercial loans with an aggregate principal balance of $1.5 million on non-accrual and impaired status, with the largest having an outstanding balance of $665,000. At December 31, 2013, we had nine one-to four family residential loans and seven commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $4.1 million of which $1.7 million was on non-accrual.

At December 31, 2013, we had a $1.1 million commercial loan on a 46 unit apartment building in Chicago that was deemed impaired. The borrower experienced financial difficulty and we restructured the loan in 2008 and in 2010. The loan is classified as a troubled debt restructuring and was performing in accordance with its revised terms as of December 31, 2013.

At December 31, 2013 we had an other real estate owned property of $1.0 million representing a 15.3% participation in a $9.4 million unimproved land loan in Northbrook, Illinois. As of December 31, 2013, the property was under a sales contract that required approval by the county which has not yet been received.

At December 31, 2013, we had an other real estate owned property of $1.3 million representing a 3.4% participation in a $42.8 million indoor water park. The property has been generating operating income and has reported a profit in 2013.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

For the years ended December 31, 2013 and 2012, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $242,000 and $206,000, respectively.  The amount that was included in interest income on such loans totaled $0 for both the years ended December 31, 2013 and 2012.

Delinquencies. The following table sets forth our loan delinquencies by type, amount and percentage at the dates indicated.

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
At December 31, 2013
One- to four-family residential	6	$328	0.34%	13	$851	0.87%	19	$1,179	1.21%
Multi-family and commercial	—	—	—	5	524	4.08	5	524	4.08
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	46	0.45	1	46	0.45	2	92	0.91

Total loans	7	$374	0.31%	19	$1,421	1.18%	26	$1,795	1.49%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
At December 31, 2012
One- to four-family residential	6	$235	0.25%	22	$1,760	1.87%	28	$1,995	2.12%
Multi-family and commercial	—	—	—	3	305	2.18	3	305	2.18
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	41	0.34	2	82	0.68	3	123	1.01

Total loans	7	$276	0.23%	27	$2,147	1.78%	34	$2,423	2.01%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
At December 31, 2011
One- to four-family residential	10	$806	0.84%	20	$1,091	1.14%	30	$1,897	1.99%
Multi-family and commercial	1	185	1.16	5	607	3.82	6	792	4.99
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	38	0.30	1	41	0.33	2	79	0.63

Total loans	12	$1,029	0.83%	26	$1,739	1.40%	38	$2,768	2.23%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
At December 31, 2010
One- to four-family residential	8	$242	0.25%	13	$595	0.62%	21	$837	0.87%
Multi-family and commercial	2	247	1.19	11	2,594	12.51	13	2,841	13.70
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	2	150	1.14	1	9	0.07	3	159	1.21

Total loans	12	$639	0.49%	25	$3,198	2.45%	37	$3,837	2.94%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
At December 31, 2009
One- to four-family residential	7	$388	0.42%	2	$30	0.03%	9	$418	0.46%
Multi-family and commercial	—	—	—	10	3,663	14.56	10	3,663	14.56
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	79	0.60	2	17	0.13	3	96	0.73

Total loans	8	$467	0.36%	14	$3,710	2.84%	22	$4,177	3.20%

Classification of Assets.  Consistent with regulatory guidelines, we provide for the classification of loans and other assets, such as securities, that are considered to be of lesser credit quality as substandard, special mention, doubtful or loss assets.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected.  At December 31, 2013, we had three lending relationships totaling $3.2 million in which the total amount outstanding exceeded $500,000 and were classified as substandard.  Two of these relationships totaling $1.8 million were impaired.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Doubtful assets are those that are past maturity and therefore require additional steps to protect our collateral.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

When we classify assets as substandard, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves as we consider prudent.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets.  When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or we charge-off the amount.  Our determination as to the classification of assets and the amount of valuation allowances is subject to review by the Office of the Comptroller of the Currency, which can order the establishment of additional loss allowances.  Management regularly reviews our assets to determine whether any require reclassification.

Our classified assets set forth below include loans and other real estate owned.

	At December 31,
	2013	2012	2011
	(In thousands)

Classification of Assets:
Substandard	$12,401	$13,951	$14,998
Doubtful	—	—	323
Loss	—	—	—
Total Classified Assets	$12,401	$13,951	$15,321
Special Mention	$4,770	$4,236	$4,087

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$1,565	$1,917	$1,549	$3,035	$2,734

Charge-offs:
One- to four-family residential	(224)	(555)	(174)	(105)	(45)
Multi-family and commercial	(6)	(324)	(1,867)	(1,755)	(2,606)
Consumer and other	—	—	—	—	(1)
Home equity	—	—	—	—	—
Total charge-offs	(230)	(879)	(2,041)	(1,860)	(2,652)

Recoveries:
One- to four-family residential	9	1	—	1	11
Multi-family and commercial	5	25	—	6	25
Consumer and other	—	—	—	—	—
Home equity	50	—	—	—	—
Total recoveries	64	26	—	7	36

Net (charge-offs)	(166)	(853)	(2,041)	(1,853)	(2,616)
Provision for loan losses	—	501	2,409	367	2,917

Balance at end of year	$1,399	$1,565	$1,917	$1,549	$3,035

Ratios:
Net charge-offs during the year to average loans outstanding during the year	0.14%	0.70%	1.61%	1.45%	1.97%

Net charge-offs during the year to non-performing loans at end of year(1)	5.07%	22.42%	78.14%	57.94%	72.69%

Allowance for loan losses to non-performing loans at end of year(1)	42.77%	41.13%	73.39%	48.44%	46.60%

Allowance for loan losses to total loans at end of year	1.16%	1.30%	1.54%	1.19%	2.33%

(1)         Includes non-performing troubled debt restructurings.

The allowance for loan losses is a valuation account that reflects our evaluation of the losses known and inherent in our loan portfolio that are both probable and reasonable to estimate.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans in which the collectability of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses inherent in the loan portfolio.  This includes management’s periodic review of loan collectability in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses.  Generally, small balance, homogenous type loans, such as consumer and home equity loans are evaluated for impairment in total.  The allowance related to these loans is established primarily by using loss experience data by general loan type.  Non-performing loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan.  Larger loans, such as multi-family mortgages, are also generally evaluated for impairment individually.  The allowance is allocated to each loan type based on the results of the evaluation described above.  Inherent credit risks that cannot be allocated to specific loan groups are presented as “unallocated.”

In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The Office of the Comptroller of the Currency may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, thereby adversely affecting our results of operations.

Allocation of the Allowance for Loan Losses.  The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2013			2012
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$823	$97,301	80.77%	$1,038	$94,253	78.20%
Multi-family and commercial	466	12,847	10.66	467	13,977	11.60
Consumer and other	1	181	0.15	1	176	0.15
Home equity	109	10,141	8.42	59	12,129	10.05
Unallocated	—	—	—	—	—	—

Total loans	$1,399	$120,470	100.00%	$1,565	$120,535	100.00%

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$870	$95,463	76.89%	$1,040	$96,332	73.85%	$829	$91,731	70.34%
Multi-family and commercial	947	15,884	12.79	404	20,740	15.90	1,955	25,152	19.29
Consumer and other	1	245	0.20	3	224	0.17	4	375	0.29
Home equity	99	12,558	10.12	102	13,146	10.08	147	13,154	10.08
Unallocated	—	—	—	—	—	—	100	—	—

Total loans	$1,917	$124,150	100.00%	$1,549	$130,442	100.00%	$3,035	$130,412	100.00%

Investment Activities

We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit at federally insured institutions, certain bankers’ acceptances and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities.  We are also required to maintain an investment in Federal Home Loan Bank of Chicago stock.

Securities are categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  Debt securities are classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

Trading securities are carried at fair value with unrealized gains and losses recorded through earnings.  We typically do not use a trading account with the intent to purchase and sell securities. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.  Since 2012 we have had no securities classified as trading securities.

All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their fair value.  Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.  We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.  The board of directors reviews our securities portfolio on a monthly basis.

Securities classified as held to maturity totaled $335,000 at December 31, 2013.  Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $63.8 million at December 31, 2013, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank (FFCB) notes, and Federal Home Loan Mortgage Corporation (FHLMC) obligations with maturities of one to seven years.  Mortgage backed securities are discussed in the next section.

We also have a $1.8 million investment in Federal Home Loan Bank of Chicago stock at December 31, 2013, which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to the Consolidated Financial Statements.

Mortgage-Backed Securities

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages.  The mortgage originators use intermediaries (generally United States government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as A.J. Smith Federal receiving the principal and interest payments on the mortgages.  Such United States government agencies and government sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities.  The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.  Our mortgage-backed securities consist of Fannie Mae, Freddie Mac and Ginnie Mae securities.

At December 31, 2013, our available for sale mortgage-backed securities totaled $54.9 million, which represented 24.8% of our total assets at that date.  At December 31, 2013, 69.6% of our mortgage-backed securities had fixed rates of interest.  We purchased $15.2 million of mortgage-backed securities during the year ended December 31, 2013 and $38.8 million during the year ended December 31, 2012.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A.J. Smith Federal.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Trading Securities	$—	$—	$—	$—	$24	$24

Investment securities held to maturity:
Municipal obligations	320	334	320	344	320	344
Freddie Mac	—	—	—	—	—	—
Fannie Mae	—	—	—	—	—	—
Ginnie Mae	15	16	21	22	27	29
Total investment securities held to maturity	335	350	341	366	347	373

Investment securities available for sale:
U.S. Government and agency securities	8,997	8,906	6,000	6,001	29,536	29,623
Freddie Mac	11,123	10,930	10,809	10,891	2,817	2,848
Fannie Mae	33,196	32,730	39,562	40,380	46,536	47,193
Ginnie Mae	11,165	11,238	12,898	13,039	270	286
Total investment securities available for sale	64,481	63,804	69,269	70,311	79,159	79,950

Total investment securities	$64,816	$64,154	$69,610	$70,677	$79,530	$80,347

Carrying Values, Yields and Maturities.  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2013. Adjustable-rate mortgage-backed securities are included in the year in which interest rates are next scheduled to adjust.

	At December 31, 2013
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Trading Securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%

Investment securities held to maturity:
Municipal obligations	—	—	150	4.40	170	3.54	—	—	320	334	3.95
Freddie Mac	—	—	—	—	—	—	—	—	—	—	—
Fannie Mae	—	—	—	—	—	—	—	—	—	—	—
Ginnie Mae	—	—	15	3.86	—	—	—	—	15	16	3.86
Total investment securities held to maturity	—	—	165	4.35	170	3.54	—	—	335	350	3.94

Investment securities available for sale:
U.S. Government and agency securities	—	—	6,998	0.70	1,999	1.52	—	—	8,997	8,906	0.88
Freddie Mac	—	—	—	—	7,317	1.43	3,806	1.96	11,123	10,930	1.61
Fannie Mae	44	2.84	—	—	15,056	1.75	18,096	2.06	33,196	32,730	1.92
Ginnie Mae	—	—	—	—	—		11,165	1.10	11,165	11,238	1.10
Total investment securities available for sale	$44	2.84%	$6,998	0.70%	$24,372	1.64%	$33,067	1.72%	$64,481	$63,804	1.58%

Sources of Funds

General. Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. These loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

Deposits. Our deposits are generated primarily from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  We are not currently using, nor have we used in the past, brokers to obtain deposits.  Our deposit products include checking, NOW, money market, passbook, and certificate of deposit accounts.  We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, growth goals and federal and state regulations.

Deposit Accounts.  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of and for the dates indicated.

	At or For the Year Ended December 31,
	2013				2012
	Average Balance	Amount	Percent of Amount	Weighted Average Rate	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing Checking accounts	$19,580	$18,682	11.36%	—	$16,037	$17,174	10.00%	—
Passbook accounts	64,084	63,871	38.82	0.13%	61,212	63,983	37.26	0.17%
NOW accounts
Non-interest-bearing	201	254	0.15	—	211	193	0.11	—
Interest-bearing	10,560	10,143	6.17	0.01%	10,182	10,464	6.09	0.01%
Money market accounts	6,293	7,189	4.37	0.02%	8,031	8,114	4.73	0.06%
Certificates of deposit	68,324	64,380	39.13	0.90%	78,570	71,793	41.81	1.10%

Total deposits	$169,042	$164,519	100.00%	0.47%	$174,243	$171,721	100.00%	0.62%

	At or For the Year Ended December 31,
	2011
	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing Checking accounts	$14,932	$15,428	8.49%	—
Passbook accounts	60,458	60,333	33.20	0.29%
NOW accounts
Non-interest-bearing	320	85	0.05	—
Interest-bearing	10,395	10,593	5.83	0.04%
Money market accounts	8,004	10,860	5.98	0.07%
Certificates of deposit	93,073	84,400	46.45	1.40%

Total deposits	$187,182	$181,699	100.00%	0.87%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2013
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
0.50% and below	$18,792	$12,333	$3,938	$34	$35,097	54.51%
0.51% to 1.00%	1,492	1,813	1,582	4,497	9,384	14.58
1.01% to 2.00%	282	18	7,935	2,058	10,293	15.99
2.01% to 3.00%	1,852	2,036	5,089	—	8,977	13.95
3.01% to 4.00%	—	—	—	2	2	—
4.00% and over	—	627	—	—	627	0.97
Total	$22,418	$16,827	$18,544	$6,591	$64,380	100.00%

Large Certificates.  As of December 31, 2013, the aggregate amount of outstanding certificates of deposit at A.J. Smith Federal in amounts greater than or equal to $100,000 was approximately $21.3 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2013
(In thousands)

Less than three months	$3,446
Three to six months	2,106
Six months to one year	6,954
Over one year to three years	6,482
Over three years	2,345
Total	$21,333

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
Interest Rate:
0.50% and below	$35,097	$39,261	$44,609
0.51% to 1.00%	9,384	9,448	8,034
1.01% to 2.00%	10,293	9,057	11,153
2.01% to 3.00%	8,977	11,474	14,409
3.01% to 4.00%	2	1,937	3,413
4.00% and over	627	616	2,782
Total	$64,380	$71,793	$84,400

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank of Chicago and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank of Chicago advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  The following table sets forth information with respect to our Federal Home Loan Bank advances, which were our only outstanding borrowings for the years indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank of Chicago Advances:
Maximum outstanding at any month end	$22,000	$28,000	$32,300
Balance at the end of year	$17,000	$22,000	$29,000
Average balance during year	$19,769	$25,077	$29,515
Weighted average interest rate at the end of year	2.23%	2.28%	2.26%
Weighted average interest rate during year	2.20%	2.19%	2.46%

Employees

At December 31, 2013, we had a total of 43 full-time and 6 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

Subsidiary Activities

AJS Bancorp has no direct or indirect subsidiaries other than A.J. Smith Federal.

SUPERVISION AND REGULATION

General

A.J. Smith Federal is a federally chartered savings bank regulated, examined and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  A.J. Smith Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters.  The Office of the Comptroller of the Currency examines A.J. Smith Federal and prepares reports for the consideration of our board of directors on any operating deficiencies.  A.J. Smith Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of A.J. Smith Federal’s loan documents.  A.J. Smith Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, AJS Bancorp is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  AJS Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of AJS Bancorp and A.J. Smith Federal.

Set forth below is a brief description of material regulatory requirements that are applicable to A.J. Smith Federal and AJS Bancorp.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on A.J. Smith Federal and AJS Bancorp.

Agreement with the Office of the Comptroller of the Currency

On March 8, 2012, we entered into a Formal Agreement with our primary federal regulator, the Office of the Comptroller of the Currency.  The Formal Agreement sought to address Office of the Comptroller of the Currency findings of unsafe and unsound practices by A.J. Smith Federal relating to management, credit underwriting and administration, and liquidity risk management. On September 19, 2013, the Office of the Comptroller of the Currency terminated its formal agreement with A.J. Smith Federal.

Concurrent with entering into the Formal Agreement, A.J. Smith Federal was deemed by the Office of the Comptroller of the Currency to be in “troubled condition” under the Office of the Comptroller of the Currency’s prompt corrective action rules.  Consequently, A.J. Smith Federal is subject to additional regulatory restrictions that require it to:

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before appointing any new director or senior executive officer;

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before making or entering into any “golden parachute” payments or agreements;

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before declaring or paying any dividends or any other capital distributions; and

•                                          provide advance notice to and receive a written notice of non-objection from the Office of the Comptroller of the Currency before entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer of A.J Smith Federal.

In addition, pursuant to an Individual Minimum Capital Requirement, A.J. Smith Federal has been directed by the Office of the Comptroller of the Currency to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-Based capital ratio of 12%. In order to be considered “well-capitalized” by the Office of the Comptroller of the Currency, a bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%.  At December 31, 2013, A.J. Smith Federal’s Tier 1 Leverage capital ratio was 12.96% and its Total Risk-Based capital ratio was 29.69%.

Board Resolutions Requested by the Federal Reserve Bank of Chicago

The Federal Reserve Bank of Chicago requested that the board of directors adopt resolutions relating to certain operations of AJS Bancorp. The board resolutions require written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption of holding company stock. AJS Bancorp’s board adopted the resolutions requested by the Federal Reserve Bank of Chicago on May 15, 2012. In January 2014, the Federal Reserve Bank of Chicago issued a non-objection to AJS Bancorp paying a quarterly dividend of $0.05 per share during 2014 and a one-time special dividend of $0.25 per share.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required A.J. Smith Federal to be supervised and examined by the Office of the Comptroller of the Currency, the primary federal regulator of national banks.  On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as A.J. Smith Federal, will continue to be examined by their applicable federal bank regulators.  The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.

In addition, the Consumer Financial Protection Bureau has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time.  However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for A.J. Smith Federal and AJS Bancorp.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency.  Under these laws and regulations, A.J. Smith Federal may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of A.J. Smith Federal’s capital or assets.  A.J. Smith Federal also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for A.J. Smith Federal, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2013, we were in compliance with our loans-to-one-borrower limits.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2013, we maintained 88.7% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the potential recourse against the savings bank.  In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.

In July, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At December 31, 2013, A.J. Smith Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized national banks and federal savings associations depending upon each institution’s capital levels.  A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized.  A savings institution that has total risk-based capital of less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specific time frames for a savings institution that is “critically undercapitalized.”  The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings institution to adequately capitalized status.  This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee.  Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions.  The Office of the Comptroller of the Currency also may take any number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  A federal savings institution must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if:

•                                          the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available to be paid as a dividend;

•                                          the institution would not be at least adequately capitalized following the distribution;

•                                          the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

•                                          the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings institution that is a subsidiary of a holding company, which is the case with A.J. Smith Federal, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution, and must receive Federal Reserve Board non-objection to the payment of the dividend.

Applications or notices may be denied if the institution would be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition.

In the event a savings institution’s capital falls below its regulatory requirements or is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted.  In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W.  The term “affiliate” generally means any company that controls or is under common control with an institution, including AJS Bancorp and its non-savings institution subsidiaries.  Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral.  Purchasing low quality assets from affiliates is generally prohibited.  Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors or 10% or greater stockholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2013, we were in compliance with these regulations.

Enforcement

The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” which includes officers, directors, certain stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

A.J. Smith Federal is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in A.J. Smith Federal are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation assesses deposit insurance premiums on all insured depository institutions.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.

An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.64 basis points of total assets less tangible capital.

For the year ended December 31, 2013, A.J. Smith Federal paid $12,000 related to the FICO bonds and was assessed $198,000 pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance. In 2013, A.J. Smith Federal received a refund of $73,000 from the Federal Deposit Insurance Corporation as the estimate of insurance assessments prepaid in 2009 exceeded the actual expense.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the Federal Deposit Insurance Corporation must achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are required to fund the increase.  The Dodd-Frank Act also eliminated the 1.5% maximum fund ratio, and instead gives the Federal Deposit Insurance Corporation discretion to determine the maximum fund ratio.  The Federal Deposit Insurance Corporation has exercised this discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the results of operations of A.J. Smith Federal.  Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.  Management of A.J. Smith Federal does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

A.J. Smith Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions.  A.J. Smith Federal received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by A.J. Smith Federal are subject to state usury laws and federal laws concerning interest rates.  A.J. Smith Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                                          Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                                          Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate mortgage loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

•                                          Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable banking regulators and the public to determine whether a financial institution is fulfilling its obligation to help meet the credit needs of the communities it serves;

•                                          Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                                          Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•                                          Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                                          Truth in Savings Act; and

•                                          Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of A.J. Smith Federal also are subject to the:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Electronic Funds Transfer Act, which governs automatic deposits in and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                                          Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•                                          The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•                                          The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

AJS Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board will have enforcement authority over AJS Bancorp and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to A.J. Smith Federal.

As a savings and loan holding company, AJS Bancorp’s activities will be limited to those activities permissible by law for financial holding companies, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending activities, insurance and underwriting equity securities.  A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, must meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation.   In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” doctrine which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of AJS Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

AJS Bancorp common stock is registered with the Securities and Exchange Commission.  AJS Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in AJS Bancorp’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of AJS Bancorp may be resold without registration.  Shares purchased by an affiliate of AJS Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If AJS Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of AJS Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of AJS Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, AJS Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets.  Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  AJS Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes).  An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, AJS Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).  Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company.  AJS Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as AJS Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with AJS Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General.  AJS Bancorp and A.J. Smith Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to AJS Bancorp or A.J. Smith Federal.

Method of Accounting.  For federal income tax purposes, AJS Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, A.J. Smith Federal has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period all bad debt reserves accumulated after 1987.  A.J. Smith Federal has recaptured its reserves accumulated after 1987.

Currently, the AJS Bancorp consolidated group uses the reserve method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if A.J. Smith Federal failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if A.J. Smith Federal makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.

At December 31, 2013, the total federal pre-base year bad debt reserve of A.J. Smith Federal was approximately $2.4 million.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  AJS Bancorp’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2013, AJS Bancorp had $4.0 million in federal loss carryforwards and $8.1 million in state loss carryforwards.

Corporate Dividends-Received Deduction.  AJS Bancorp may exclude from its federal taxable income 100% of dividends received from A.J. Smith Federal as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

Audit of Tax Returns.  Our federal and state tax returns are not currently under audit, and our federal tax returns have not been audited during the past five years. The state of Illinois audited our tax returns for the tax years 2006 to 2008. There were no adjustments as a result of the state of Illinois audit.

State Taxation

A.J. Smith Federal is required to file Illinois income tax returns and pay tax at an effective tax rate of 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

As a Maryland business corporation, AJS Bancorp is required to file an annual report with and pay an annual tax to the state of Maryland.

Item 1A.                                                Risk Factors

We remain classified as in “troubled condition” by the Office of the Comptroller of the Currency and remain subject to an Individual Minimum Capital Requirement that may adversely affect our operations and our financial performance.

In March 2012, A.J. Smith Federal was deemed by the Office of the Comptroller of the Currency to be in “troubled condition” under the Office of the Comptroller of the Currency’s prompt corrective action rules.  Consequently, A.J. Smith Federal is subject to additional regulatory restrictions that require it to:

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before appointing any new director or senior executive officer;

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before making or entering into any “golden parachute” payments or agreements;

•                                          obtain the prior written approval of the Office of the Comptroller of the Currency before declaring or paying any dividends or making any other capital distributions; and

•                                          provide advance notice to and receive a written notice of non-objection from the Office of the Comptroller of the Currency before entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer of A.J Smith Federal.

In addition, pursuant to an Individual Minimum Capital Requirement, A.J. Smith Federal has been directed by the Office of the Comptroller of the Currency to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-

Based capital ratio of 12%. In order to be considered “well-capitalized” by the Office of the Comptroller of the Currency, a bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%.  At December 31, 2013, A.J. Smith Federal’s Tier 1 Leverage capital ratio was 12.96% and its Total Risk-Based capital ratio was 29.69%.

A.J. Smith Federal will be subject to the higher capital requirements noted above until such time as the Office of the Comptroller of the Currency no longer considers A.J. Smith Federal to be in “troubled condition.” A.J. Smith Federal’s current classification and its Individual Minimum Capital Requirement may adversely affect its operations and financial performance.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.  At December 31, 2013, a significant portion 43.8% of our loan portfolio was comprised of fixed-rate loans with terms of over 15 years while a significant portion 23.9% of our deposits was comprised of time deposits with terms of one year or less.  In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

Changes in interest rates also may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of our securities classified as available for sale changes inversely with changes in interest rates.  At December 31, 2013, the fair value of our portfolio of investment securities, mortgage-backed and agency securities classified as available for sale totaled $63.8 million.  At that date, net unrealized loss on these securities totaled $677,000.

As a result of our suspending the origination of commercial real estate and multi-family loans, our weighted average yield on interest-earning assets has decreased.

Since 2008, we have ceased originating new commercial and multi-family real estate loans in our market area.  In 2014, management intends to resume originating a modest amount of commercial and multi-family real estate loans.  Consequently, our one- to four-family residential mortgage loan portfolio and our fixed-rate investment securities portfolio have comprised a greater percentage of our interest-earning assets until the local economy improved.  At December 31, 2013, our commercial and multi-family real estate loan portfolios totaled $12.9 million, or 10.7% of total loans, compared to $25.1 million, or 19.3% of total loans at December 31, 2009.  During the prolonged low interest rate environment, one- to four-family residential mortgage loans and fixed-rate investment securities have comprised an increasing proportion of our interest-earning assets and our weighted average yield on our interest-earning assets has decreased. Our weighted average yield on our interest-earning assets decreased 17 basis points to 3.01% for the year ended December 31, 2013 from 3.18% for the year ended December 31, 2009.

We would expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family residential mortgage loans and investment securities generally yield less than commercial and multi-family real estate loans.  If we are unable to leverage the net proceeds of the offering with higher yielding assets our ability to generate or increase our interest income will be compromised, which will reduce our profitability.

Our emphasis on one- to four-family residential mortgage loans exposes us to increased credit risks.

At December 31, 2013, $97.3 million, or 80.8%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $10.1 million, or 8.4%, of our loan portfolio consisted of home equity lines of credit.  Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

In the future we may increase the origination of commercial real estate and multi-family loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

Due to credit concerns related to commercial lending, since mid-2008 we have ceased new loan originations for commercial and multi-family real estate loans. At December 31, 2013, our commercial and multi-family real estate loan portfolios totaled $12.9 million, or 10.7% of total loans. In 2014, we intend to moderately increase our level of commercial and multi-family real estate loan originations consistent with our conservative loan underwriting policies and procedures. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If these commercial and multi-family real estate loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our business may continue to be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in the metropolitan Chicago area. All of our branches and most of our deposit customers also are located in this area.  A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, metropolitan Chicago has experienced home price declines, increased foreclosures and high unemployment rates.

A further deterioration or minimal improvement in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•                                          demand for our loans, deposits and services may decline;

•                                          loan delinquencies, problem assets and foreclosures may increase;

•                                          weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

•                                          the value of the collateral for our loans may decline further; and

•                                          the amount of our low-cost or non-interest-bearing deposits may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2013, our allowance for loan losses was $1.4 million, or 42.8% of non-performing loans, compared to $1.6 million, or 41.1% non-performing loans at December 31, 2012.

Bank regulators also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our financial condition.

If our problem assets increase, our earnings may decrease.

At December 31, 2013, our non-performing assets (which consist of non-accrual loans, non-accruing troubled debt restructured loans, loans 90 days or more delinquent, and other real estate owned assets) consisted of $3.3 million of loans and $2.6 million of other real estate owned.  In addition, our classified assets (consisting of substandard loans and other real estate owned) totaled $12.4 million at December 31, 2013.  Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned.  Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.  From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We rely on our management team for the successful implementation of our business strategy.

Our future success will be largely due to the efforts of our senior management team consisting of Thomas R. Butkus, our Chairman, President and Chief Executive Officer, and Emily Lane, our Chief Financial Officer. Because we are a relatively small community savings bank with a relatively small management team, each member of our senior management team has more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our senior management team. Accordingly, the loss of services of either of these individuals may have a material adverse effect on our ability to implement our business plan.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past five years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. Historically, our interest-bearing liabilities have repriced or matured more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased.   Consequently, our interest rate spreads increased in the short term.  However, our ability to reduce our interest expense is now highly limited while the average yields on our interest-earning assets may continue to decrease.  The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future.  Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would adversely affect our profitability.

Strong competition and the changing banking environment may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers.  Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide.  Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry, which could ultimately limit our growth, profitability and stockholder value.  Our profitability depends upon our ability to successfully compete in our market areas and adapt to the changing financial services environment.

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2013, we had a $1.0 million net deferred tax asset. In 2009, we established a valuation allowance for our net deferred tax asset after evaluating the positive and negative evidence regarding our ability to generate future taxable income in order to utilize the deferred tax asset in accordance with U.S. GAAP. At December 31, 2013, our valuation allowance was $1.8 million. U.S. GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2013 will not become fully realizable until our expected future earnings will support realization of the asset. In addition, future events such as the expiration of net operating loss carryfowards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our earnings and capital.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•                                          the Office of the Comptroller of the Currency became the primary federal regulator for federal savings associations such as A.J. Smith Federal (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including AJS Bancorp;

•                                          the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts.  This change has increased our interest expense;

•                                          the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply;

•                                          the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•                                          a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like A.J. Smith Federal, will be examined by their applicable bank regulators; and

•                                          federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations.  The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations.  Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the Office of the Comptroller of the Currency and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to A.J. Smith Federal and AJS Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for A.J. Smith Federal and AJS Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for A.J. Smith Federal and AJS Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

New regulations could restrict our ability to originate and sell mortgage loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•                                          excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•                                          interest-only payments;

•                                          negative-amortization; and

•                                          terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by increasing ongoing compliance costs and restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Changes in laws and regulations may increase our costs of compliance which may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to increase confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the Federal

Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.  Regulations limit interchange fees for banks with assets of more than $10.0 billion.  It is unclear whether in the future these limits will apply to smaller banks such as A.J. Smith Federal.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of our second-step conversion and offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we will file with the Securities and Exchange Commission.  Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.  In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of: fraud by employees or persons outside our company; the execution of unauthorized transactions by employees: errors relating to transaction processing and technology; breaches of the internal control systems and compliance requirements; and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees or otherwise, our business and operating results may be materially adversely affected.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

There may be a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.

We expect transactions in the shares of AJS Bancorp common stock will be quoted on the OTC Bulletin Board under the symbol “AJSB.” The development of an active trading market for our common stock depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker.  The number of active buyers and sellers of the shares of common stock at any particular time may be limited.  Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment.  In addition, our public “float,” which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and executive officers, is likely to be quite limited.  As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue.  Purchasers of our common stock should have long-term investment intent and should recognize that there will be a limited trading market in the common stock which may have an adverse impact on the price at which the common stock can be sold.

We may not receive regulatory approval to pay dividends on our shares of common stock in future periods.

We have adopted resolutions requested by the Federal Reserve Bank of Chicago that restrict our ability to pay dividends without prior approval of the Federal Reserve Bank of Chicago and A.J. Smith Federal is prohibited from making any capital distributions unless it receives the prior written non-objection of the Office of the Comptroller of the Currency.  Although AJS Bancorp has received regulatory approval to pay a quarterly cash dividend to its stockholders, subject to market considerations, during 2014, stockholders are not entitled to receive dividends.  We may not receive regulatory approval following 2014 to pay a regular quarterly cash dividend, or we may only receive regulatory approval to pay a smaller regular quarterly cash dividend than we currently intend.

Item 1B.                                                Unresolved Staff Comments

None

Item 2.                                                         Properties

We operate from three locations in Midlothian and Orland Park, Illinois.  Set forth below is information related to our headquarters and branch locations.  The net book value of our facilities was $3.4 million at December 31, 2013. The net book value of our real property described below in the table is as of December 31, 2013.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

14757 South Cicero Avenue Midlothian, Illinois 60445	Owned	1976	$463

Branch Locations:

8000 West 159th Street Orland Park, Illinois 60462	Owned	1987	1,188

11275West 143rd Street Orland Park, Illinois 60467	Owned	2002	1,752

Item 3.                                                         Legal Proceedings

AJS Bancorp and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, as of December 31, 2013, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “AJSB”. The approximate number of holders of record of AJS Bancorp’s common stock as of March 17, 2014 was 327.  Certain shares of AJS Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table presents quarterly market and dividend information for AJS Bancorp’s common stock for each quarter during 2013 and 2012, as reported on the OTC Bulletin Board. We completed our second-step conversion on October 9, 2013 whereby each share of AJS Bancorp, a federal corporation was exchanged for 1.1460 shares of AJS Bancorp, a Maryland corporation.  Accordingly, we have adjusted the share prices prior to October 9, 2013 to reflect the 1.1460 exchange rate.

	High	Low	Dividends
2013
Quarter ended March 31, 2013	$9.38	$8.50	$—
Quarter ended June 30, 2013	11.25	8.73	—
Quarter ended September 30, 2013	11.69	10.35	—
Quarter ended December 31, 2013	12.15	10.99	—

	High	Low	Dividends
2012
Quarter ended March 31, 2012	$9.07	$7.96	$—
Quarter ended June 30, 2012	8.94	8.20	—
Quarter ended September 30, 2012	9.59	8.16	—
Quarter ended December 31, 2012	9.60	8.34	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements and currently Federal Reserve Bank of Chicago non-objection.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will be paid or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to AJS Bancorp’s loan to the Employee Stock Ownership Plan, and dividends from A.J. Smith Federal.

Under the rules of the Office of the Comptroller of the Currency and the Federal Reserve Board, A.J. Smith Federal is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized.  For information concerning additional federal laws and regulations regarding the ability of A.J. Smith Federal to make capital distributions, including the payment of dividends to AJS Bancorp, see Item 1 Business— “Taxation—Federal Taxation” and “Supervision and Regulation—Capital Distributions.”

Unlike A.J. Smith Federal, AJS Bancorp is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its stockholders.  However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of AJS Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

AJS Bancorp did not repurchase any of its common stock during the quarter ended December 31, 2013.

Item 6.                                                         Selected Financial Data

The Selected Financial Data is incorporated by reference to the Annual Report to Stockholders included in Exhibit 13 to this Form 10-K.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the Annual Report to Stockholders included in Exhibit 13 to this Form 10-K.

Item 7A.                                                Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.                                                         Financial Statements and Supplementary Data

Incorporated by reference to the Annual Report to Stockholders included in Exhibit 13 to this Form 10-K.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.                                                Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)                             Management’s Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

(c)                              Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                                Other Information

Not Applicable

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) is incorporated herein by reference.

Item 11.                                                  Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	1,200	23.75	—

Equity compensation plans not approved by security holders	—	—	—

Total	1,200	$23.75	—

There are no options available for future grant under the May 2003 stock option plan as the plan has expired. As of December 31, 2013, there were 1,200 outstanding options available to be exercised at a weighted average price of $23.75.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 14.                                                  Principal Accountant Fees and Services

The “Proposal III — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements

The following are filed as a part of this report by means of incorporation by reference to AJS Bancorp, Inc.’s 2013 Annual Report to Stockholders:

(A)                               Report of Independent Registered Public Accounting Firm

(B)                               Consolidated Balance Sheets - at December 31, 2013 and 2012

(C)                               Consolidated Statements of Income - Years ended December 31, 2013 and 2012

(D)                               Consolidated Statements of Comprehensive Income — Years ended December 31, 2013 and 2012

(E)                                Consolidated Statements of Changes In Stockholders’ Equity - Years ended December 31, 2013 and 2012

(F)                                 Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012

(G)                               Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1 Articles of Incorporation of AJS Bancorp, Inc. (1)
3.2 Bylaws of AJS Bancorp, Inc. (2)
4 Form of Common Stock Certificate of AJS Bancorp, Inc. (3)
10.1 Employment Agreement between A.J. Smith Federal Savings Bank and Thomas R. Butkus (4)
10.2 Amended and Restated Supplemental Executive Agreement between AJS Bancorp, Inc. and Thomas R. Butkus (5)
10.3 AJS Bancorp, Inc. 2003 Stock Option Plan, including one amendment (6)
10.4 A.J. Smith Federal Savings Bank Amended and Restated 2005 Executives and Directors Deferred Compensation Plan (7)
10.5 A.J. Smith Federal Savings Bank Executives and Directors Deferred Compensation Plan (8)
10.6 A.J. Smith Federal Savings Bank Amended and Restated 2005 Retirement Plan for Outside Directors (9)
10.7 A.J. Smith Federal Savings Bank Retirement Plan for Outside Directors (10)
13 Annual Report to Stockholders
21 Subsidiaries of Registrant(11)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements

(1)                               Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(2)                                 Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(3)                                 Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(4)                                 Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(5)                                 Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(6)                                 Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(7)                                 Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(8)                                 Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(9)                                 Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(10)                          Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

(11)                          Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS BANCORP, INC.

Date: March 26, 2014	By:	/s/ Thomas R. Butkus
Thomas R. Butkus
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas R. Butkus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2014
Thomas R. Butkus

/s/ Emily Lane	Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2014
Emily Lane

/s/ Roger L. Aurelio	Director	March 26, 2014
Roger L. Aurelio

/s/ Raymond J. Blake	Director	March 26, 2014
Raymond J. Blake

/s/ Richard J. Nogal	Director	March 26, 2014
Richard J. Nogal

/s/ Michael H. Rose	Director	March 26, 2014
Michael H. Rose