Form 10-Q
period 2014-03-31
AJS Bancorp, Inc.
filed 2014-05-14
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $0.01 per share	2,313,463 shares as of May 14, 2014

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

Item 6.	Exhibits	66

Signatures		68

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$24,232	$22,281
Securities available-for-sale	57,341	63,804
Securities held-to-maturity (fair value: 2014 - 346; 2013 - $350)	334	335
Loans, net (allowance: 2014 — $1,194; 2013 - $1,399)	119,109	119,146
Federal Home Loan Bank stock	1,768	1,768
Premises and equipment	3,611	3,620
Bank-owned life insurance	5,560	5,511
Other real estate owned	2,488	2,628
Accrued interest receivable	488	509
Other assets	1,224	1,324
Total assets	$216,155	$220,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$162,758	$164,519
Federal Home Loan Bank advances	15,000	17,000
Advance payments by borrowers for taxes and insurance	1,344	1,955
Other liabilities and accrued interest payable	2,378	2,422
Total liabilities	181,480	185,896

Employee Stock Ownership Plan (ESOP) repurchase obligation	915	646

Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,313,463 shares issued at March 31, 2014 and December 31, 2013	23	23
Additional paid-in capital	15,063	15,330
Retained earnings	20,056	20,523
Accumulated other comprehensive loss	(295)	(405)
Unearned ESOP shares	(1,087)	(1,087)
Total stockholders’ equity	33,760	34,384

Total liabilities and stockholders’ equity	$216,155	$220,926

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income
Loans	$1,215	$1,287
Securities	248	257
Interest-earning deposits and other	12	6
Total interest income	1,475	1,550

Interest expense
Deposits	160	188
Federal Home Loan Bank advances	90	118
Total interest expense	250	306

Net interest income	1,225	1,244

Provision for loan losses	—	—

Net interest income after provision for loan losses	1,225	1,244

Non-interest income
Service fees	68	81
Rental income	19	19
Earnings on bank-owned life insurance	49	51
Securities gains	38	46
Other real estate owned gains	16	—
Other	14	25
Total non-interest income	204	222

Non-interest expense
Compensation and employee benefits	551	569
Occupancy expense	197	195
Data processing expense	91	87
Advertising and promotion	13	22
Professional and regulatory	109	66
Postage and supplies	25	33
Bank security	28	27
Federal deposit insurance	69	73
Other real estate owned loss (income) expense	(11)	17
Other	129	117
Total non-interest expense	1,201	1,206

Income before income taxes	228	260

Income tax expense (benefit)	—	—

Net Income	$228	$260

Earnings per share
Basic and Diluted	$0.10	$0.11

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$228	$260

Other comprehensive income (loss):
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	220	(212)
Reclassification adjustment for gains included in net income	(38)	(46)
Tax effect	(72)	104
Total other comprehensive income (loss)	110	(154)

Comprehensive income	$338	$106

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$228	$260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	57	67
Provision for loan losses	—	—
Premium amortization on securities, net	71	142
Earnings on bank-owned life insurance	(49)	(51)
Gains on sale of securities available-for-sale	(38)	(46)
Gains on the sale of other real estate owned	(16)	—
Changes in:
Accrued interest receivable and other assets	121	32
Accrued interest payable and other liabilities	(117)	(176)
Net cash provided by operating activities	257	228

Cash flows from investing activities
Securities available-for-sale
Purchases	(1,000)	(3,603)
Sales	5,458	1,659
Calls, maturities and principal payments	2,158	6,167
Loan origination and repayments, net	37	(295)
Proceeds from sale of other real estate	156	17
Purchase of equipment, net	(48)	(7)
Net cash provided by investing activities	6,761	3,938

Cash flows from financing activities
Net change in deposits	(1,761)	(87)
Maturities of FHLB advances	(2,000)	(2,000)
Dividends paid	(695)	—
Net change in advance payments by borrowers for taxes and insurance	(611)	(612)
Net cash used in financing activities	(5,067)	(2,699)

Net change in cash and cash equivalents	1,951	1,467

Cash and cash equivalents at beginning of year	22,281	16,346

Cash and cash equivalents at end of year	$24,232	$17,813

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$256	$314

Supplemental noncash disclosures
Transfers from loans to real estate owned	$25	$16
Loans provided for sales of other real estate owned	25	—

See accompanying notes.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

AJS Bancorp, Inc. (the “Company”), is a savings and loan holding company, the principal asset of which consists of its ownership of A.J. Smith Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank with operations located in Midlothian and Orland Park, Illinois. The Bank provides single-family residential, home equity and commercial real estate loans to customers and accepts deposits from customers located in the southern suburbs of Chicago, Illinois. The consolidated financial statements included herein include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

On October 9, 2013, the Company completed a second step reorganization and sale of common stock. Prior to the completion of the second step conversion, the Company was a federal corporation and mid-tier holding company. Following the reorganization, the Company is the Maryland chartered holding company of the Bank.

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

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$9,998	$1	$(54)	$9,945
Residential agency mortgage-backed	47,836	248	(688)	47,396

Total	$57,834	$249	$(742)	$57,341

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$8,997	$1	$(90)	$8,906
Residential agency mortgage-backed	55,484	231	(817)	54,898

Total	$64,481	$232	$(907)	$63,804

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$14	$1	$—	$15
State and municipal	320	11	—	331

	$334	$12	$—	$346

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$15	$1	$—	$16
State and municipal	320	14	—	334

	$335	$15	$—	$350

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Expected maturities of securities at March 31, 2014 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$7,999	$7,982	$205	$214
Due after five years through ten years	1,999	1,963	115	117
Residential agency mortgage-backed	47,836	47,396	14	15

	$57,834	$57,341	$334	$346

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 - SECURITIES (Continued)

Securities with a carrying value of approximately $5,132 and $5,238 at March 31, 2014 and December 31, 2013 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains are listed below:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2014	2013	2013

Proceeds from sale	$5,458	$1,659	$8,580
Gross realized gains	38	46	182

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government- sponsored entities	$7,945	$(54)	$—	$—	$7,945	$(54)
Residential agency mortgage-backed	16,822	(277)	8,452	(411)	25,274	(688)

Total temporarily impaired	$24,767	$(331)	$8,452	$(411)	$33,219	$(742)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government- sponsored entities	$6,906	$(90)	$—	$—	$6,906	$(90)
Residential agency mortgage-backed	30,170	(548)	5,349	(269)	35,519	(817)

Total temporarily impaired	$37,076	$(638)	$5,349	$(269)	$42,425	$(907)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

Loans were as follows:

	March 31,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Mortgage:
One-to-four-family	$98,444	81.9%	$97,301	80.8%
Multi-family and commercial	12,046	10.0	12,847	10.7
Home equity	9,558	8.0	10,141	8.4
Consumer and other	175	0.1	181	0.1
	120,223	100.0%	120,470	100.0%
Allowance for loan losses	(1,194)		(1,399)
Net deferred costs and other	80		75

Loans, net	$119,109		$119,146

The following tables present the activity in the allowance for the loan losses by portfolio segment:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31, 2014
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	167	(82)	(85)	—	—
Charge-offs	(38)	(169)	—	—	(207)
Recoveries	1	1	—	—	2

Total ending allowance balance	$953	$216	$24	$1	$1,194

	For the Three Months Ended March 31, 2013
Allowances for loan losses:
Beginning balance	$1,038	$467	$59	$1	$1,565
Provision for loan losses	—	—	—	—	—
Charge-offs	(42)	(2)	—	—	(44)
Recoveries	5	1	—	—	6

Total ending allowance balance	$1,001	$466	$59	$1	$1,527

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2014
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total

Allowance for loan losses:
Loans individually evaluated for impairment	$228	$48	$—	$—	$276
Loans collectively evaluated for impairment	725	168	24	1	918

Total ending allowance balance	$953	$216	$24	$1	$1,194

Loans:
Loans individually evaluated for impairment	$1,480	$2,733	$—	$—	$4,213
Loans collectively evaluated for impairment	96,964	9,313	9,558	175	116,010

Total ending loans balance	$98,444	$12,046	$9,558	$175	$120,223

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total

Allowance for loan losses:
Loans individually evaluated for impairment	$235	$139	$—	$—	$374
Loans collectively evaluated for impairment	588	327	109	1	1,025

Total ending allowance balance	$823	$466	$109	$1	$1,399

Loans:
Loans individually evaluated for impairment	$2,971	$2,652	$144	$—	$5,767
Loans collectively evaluated for impairment	94,330	10,195	9,997	181	114,703

Total ending loans balance	$97,301	$12,847	$10,141	$181	$120,470

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	As of March 31, 2014			As of December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One-to-four family	$303	$234	$—	$2,536	$2,223	$—
Multi-family and commercial	3,016	2,159	—	2,746	1,987	—
Home equity	—	—	—	148	144	—
Subtotal	3,319	2,393	—	5,430	4,354	—

With an allowance recorded:
One-to-four family	1,325	1,246	228	826	748	235
Multi-family and commercial	726	574	48	729	665	139
Home equity	—	—	—	—	—	—
Subtotal	2,051	1,820	276	1,555	1,413	374

Total	$5,370	$4,213	$276	$6,985	$5,767	$374

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

	For the Three Months			For the Three Months
	Ended March 31, 2014			Ended March 31, 2013
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One-to-four family	$1,112	$—	$—	$2,092	$7	$—
Multi-family and commercial	2,073	19	—	1,992	19	—
Home equity	72	—	—	14	—	—
Subtotal	3,257	19	—	4,098	26	—

With an allowance recorded:
One-to-four family	1,114	16	—	955	7	—
Multi-family and commercial	620	—	—	703	—	—
Home equity	—	—	—	36	—	—
Subtotal	1,734	16	—	1,694	7	—
Total	$4,991	$35	$—	$5,792	$33	$—

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

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013

One-to-four family	$1,480	$1,565	$—	$—
Multi-family and commercial	1,630	1,542	—	—
Home equity	162	164	—	—
Consumer and other	—	—	—	—

Total	$3,272	$3,271	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	March 31, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$599	$119	$895	$1,613	$96,831	$98,444
Multi-family and commercial	167	—	518	685	11,361	12,046
Home equity	122	45	46	213	9,345	9,558
Consumer and other	—	—	—	—	175	175

Total	$888	$164	$1,459	$2,511	$117,712	$120,223

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$575	$328	$851	$1,754	$95,547	$97,301
Multi-family and commercial	—	—	524	524	12,323	12,847
Home equity	13	46	46	105	10,036	10,141
Consumer and other	—	—	—	—	181	181

Total	$588	$374	$1,421	$2,383	$118,087	$120,470

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	March 31,	December 31,
	2014	2013

Accrual status	$2,347	$2,359
Non-accrual status	1,606	1,715
	3,953	4,074
Specific reserves allocated	276	373

Net	$3,677	$3,701

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

No additional loan commitments were outstanding to these borrowers at March 31, 2014 and December 31, 2013.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - LOANS (Continued)

There were no troubled debt restructurings during the three months ended March 31, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2014. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended March 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three months ended March 31, 2014 and 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total

One-to-four family	$94,815	$—	$3,629	$—	$98,444
Multi-family and commercial	2,253	4,167	5,626	—	12,046
Home equity	9,523	—	35	—	9,558
Consumer and other	175	—	—	—	175

Total	$106,766	$4,167	$9,290	$—	$120,223

NOTE 3 - LOANS (Continued)

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total

One-to-four family	$93,144	$201	$3,956	$—	$97,301
Multi-family and commercial	2,606	4,569	5,672	—	12,847
Home equity	9,996	—	145	—	10,141
Consumer and other	181	—	—	—	181

Total	$105,927	$4,770	$9,773	$—	$120,470

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

At March 31, 2014 and December 31, 2013, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

March 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$9,945	$—	$9,945	$—
Residential agency mortgage-backed	47,396	—	47,396	—

December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$8,906	$—	$8,906	$—
Residential agency mortgage-backed	54,898	—	54,898	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

	March 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$1,018	$—	$—	$1,018
Multi-family and commercial	526	—	—	526
Other real estate owned:
Multi-family and commercial	1,246	—	—	1,246

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$513	$—	$—	$513
Multi-family and commercial	526	—	—	526
Other real estate owned:
One-to-four family	130	—	—	130
Multi-family and commercial	2,283	—	—	2,283

At March 31, 2014, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,820, net of a valuation allowance of $276, resulting in no additional provision for loan losses for the three months ended March 31, 2014.  At December 31, 2013, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,413, net of a valuation allowance of $374, resulting in no additional provision for loan losses for the year ended December 31, 2013.

At March 31, 2014, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,469, net of a valuation allowance of $223, resulting in no write-downs during the three months ended March 31, 2014.  At December 31, 2013, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $2,636, net of a valuation allowance of $223, resulting in no additional write-downs during 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	March 31, 2014
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — One-to-four family	$1,018	Discounted cash flow	Discount rate	5.75 - 9.00% (6.91%)

Impaired loans — Multifamily and commercial	$526	Sales comparison approach	Adjustment for differences between the comparable sales sales	0.00 - 23.68% (-6.40%)

Other real estate owned — multi-family and commercial	$1,246	Income approach	Adjustment for differences in net operating income expectations	12.00% (12.00%)
			Capitalization rate	9.75% (9.75%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — One-to-four family	$513	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 31.22% (5.54%)
Impaired loans — Multifamily and commercial	$526	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 23.68%(-6.40%)
Other real estate owned — One-to-four family	$130	Sales comparison approach	Adjustment for differences between the comparable sales	00.00% (00.00%)
Other real estate owned — multi-family and commercial	$1,037	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 4.93% (1.13%)
	1,246	Income approach	Adjustment for differences in net operating income expectations	12.00% (12.00%)
			Capitalization rate	9.75% (9.75%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	March 31, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,232	$24,232	$—	$—	$24,232
Securities held-to-maturity	334	—	346	—	346
Loans, net (less impaired loans)	117,565	—	—	115,654	115,654
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	N/A
Accrued interest receivable	488	—	26	462	488
Financial liabilities
Non-interest-bearing deposits	$20,074	$20,074	$—	$—	$20,074
Interest-bearing deposits	142,684	—	142,539	—	142,539
FHLB advances	15,000	—	15,402	—	15,402
Advances from borrowers for taxes	1,344	—	1,344	—	1,344
Accrued interest payable	30	—	30	—	30

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,281	$22,281	$—	$—	$22,281
Securities held-to-maturity	335	—	350	—	350
Loans, net (less impaired loans)	118,107	—	—	115,242	115,242
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	N/A
Accrued interest receivable	509	—	30	479	509
Financial liabilities
Non-interest-bearing deposits	$18,936	$18,936	$—	$—	$18,936
Interest-bearing deposits	145,583	—	145,454	—	145,454
FHLB advances	17,000	—	17,488	—	17,488
Advances from borrowers for taxes	1,955	—	1,955	—	1,955
Accrued interest payable	36	—	36	—	36

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by weighted average common shares outstanding. The table below calculates the earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Basic
Net income	$228	$260
Weighted average common shares outstanding	2,204,680	2,314,515
Basic income per common share	$0.10	$0.11

At March 31, 2014 and 2013, there were 1,200 and 62,485 anti-dilutive stock options, respectively.

Weighted average common shares outstanding was adjusted to reflect the completion of the second-step conversion using an exchange ratio of 1.1460 for shares held by the public prior to October 9, 2013. In addition, employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At March 31, 2014 there were 108,783 shares unearned from the employee stock ownership plan. There were no unearned shares at March 31, 2013.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 - INCOME TAXES

At March 31, 2014, the Company had net deferred tax assets of $996 after a valuation allowance of $1,699 compared to net deferred tax assets of $1,034 after a valuation allowance of $1,790 at December 31, 2013.

A valuation allowance should be recognized against deferred tax assets if, based on the weight of available evidence,  it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  The Company evaluates the future realization of the deferred tax asset on a quarterly basis.  During the Company’s three most recent calendar years, 2013, 2012, and 2011, the Company’s operating performance resulted in a cumulative loss position.  The valuation allowance was determined based on consideration of future performance as well as tax planning strategies available to the Company.  Tax-planning strategies are actions that the Company would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.  Based on the Company’s analysis of projected operating performance and prudent and feasible tax planning strategies currently available, the Company maintained a valuation allowance of $1,699 as of March 31, 2014 and $1,790 at December 31, 2013.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 7 — SUBSEQUENT EVENT

The Company announced on April 15, 2014 the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of May 6, 2014 and is expected to be paid on May 27, 2014.

The Company received the non-objection of the Federal Reserve Bank of Chicago for the payment of four quarterly cash dividends of $0.05 per share. This dividend represents the second quarterly cash dividend.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of the Company and the Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Recent Developments

On April 15, 2014, the Board of Directors of the Company announced the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of May 6, 2014 and is expected to be paid on May 27, 2014.

On March 26, 2014, the Office of the Comptroller of the Currency (the “OCC”), the primary regulator of the Bank, terminated the Bank’s designation as in “troubled condition” and terminated its individual minimum capital ratios requirement.

The Bank was designated as in troubled condition by the OCC in connection with the OCC’s entry into a formal agreement with the Bank on March 8, 2012. The OCC terminated the formal agreement on September 19, 2013. As a result of the change in designation, the Bank is no longer required to provide prior notice to the OCC of any change in directors or senior executive officers and seek prior approval before making capital distributions or entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer. In addition, the Bank is no longer required to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-Based capital ratio of 12%.

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

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

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Some of these estimates are not necessarily indicative of an exit price. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

We had net income of $228,000 for the three months ended March 31, 2014 compared to net income of $260,000 for the same period in 2013. Net income decreased $32,000 for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to a decrease in net interest income and non-interest income, partially offset by a decrease in non-interest expense.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. Total consolidated assets as of March 31, 2014 were $216.2 million, a decrease of $4.7 million, or 2.2%, from $220.9 million at December 31, 2013.  The decrease was primarily due to a decrease in securities available-for-sale, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $2.0 million, or 8.8%, to $24.2 million at March 31, 2014 from $22.3 million at December 31, 2013. The primary reason for the increase in cash and cash equivalents was due to principal repayments and sales of securities available-for-sale, partially offset by a decrease in deposits and the repayment of a $2.0 million maturing Federal Home Loan Bank advance.

Securities available-for-sale decreased $6.5 million, or 10.1%, to $57.3 million at March 31, 2014 from $63.8 million at December 31, 2013.  The primary reason for the decrease in securities available-for-sale was due to principal repayments and sales of $7.6 million, partially offset by new purchases of $1.0 million and an increase of $182,000 in fair value as a result of the decrease in interest rates during the first quarter of 2014.

Net loans decreased $37,000, to $119.1 million at March 31, 2014.  The slight decrease was primarily attributable to principal prepayments and repayments in the multifamily, commercial, and home equity portfolios, nearly offset by loan growth in the one- to four-family residential loan portfolio. Multifamily and commercial real estate loans decreased $801,000, or 6.2%, to $12.1 million at March 31, 2014 from $12.9 million at December 31, 2013. Home equity loans decreased $583,000, or 5.7%, to $9.6 million at March 31, 2014 from $10.1 million at December 31, 2013. One-to four-family residential loans increased $1.1 million, or 1.2%, to $98.4 million at March 31, 2014 from $97.3 million at December 31, 2013.

Deposits. Total deposits decreased $1.8 million, or 1.1%, to $162.8 million at March 31, 2014 from $164.5 million at December 31, 2013.  The decrease in deposits occurred as a result of decreases in the passbook, money market, and certificates of deposit accounts, partially offset by increases in the NOW and checking accounts. Passbook accounts decreased $583,000, or 0.9%, to $63.3 million at March 31, 2014 from $63.9 million at December 31, 2013. Money market accounts decreased $892,000, or 12.4%, to $6.3 million at March 31, 2014 from $7.2 million at December 31, 2013. The decrease is primarily due to the prolonged low interest rate environment and money market customers transferring their funds to equities. Certificates of deposit decreased $1.5 million, or 2.4%, to $62.8 million at March 31, 2014 from $64.4 million at December 31, 2013. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts repriced to lower offering rates. NOW and checking accounts increased $1.3 million, or 4.3%, to $30.3 million at March 31, 2014 from $29.1 million at December 31, 2013. NOW and checking accounts have increased as customers preferred to hold funds in liquid transaction accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank of Chicago advances decreased $2.0 million, or 11.8%, to $15.0 million at March 31, 2014 from $17.0 million at December 31, 2013.  We repaid one maturing FHLB advance for $2.0 million with an interest rate of 1.90% during the first quarter of 2014. Outstanding Federal Home Loan Bank of Chicago advances at March 31, 2014 were fixed-rate with maturities of one to three years with a weighted average cost of 2.28%.

Stockholders’ Equity. Total stockholders’ equity decreased $624,000, or 1.8%, to $33.8 million at March 31, 2014 from $34.4 million at December 31, 2013.   The decrease was primarily due to the declaration and payment of dividends and an increase in the ESOP repurchase obligation, partially offset by an increase in the fair value of the available-for-sale securities portfolio and net income for the three months ended March 31, 2014. We declared and paid a special dividend of $0.25 per share and a regular quarterly dividend of $0.05 per share during the first quarter of 2014 which totaled $694,000. Stockholders’ equity also decreased due to an increase in the ESOP repurchase obligation of $268,000 during the three months ended March 31, 2014 to $915,000 from $647,000 at December 31, 2013 reflecting the increase in the market value of the vested portion of the common stock held in the ESOP. The fair value, net of taxes, of the available-for-sale securities portfolio increased $110,000 during the three months ended March 31, 2014. Net income for the three months ended March 31, 2014 was $228,000.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2014	2013

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,606	1,715
Non-accrual loans (excludes troubled debt restructurings)	1,666	1,556
Total non-performing loans	$3,272	$3,271
Other real estate owned	2,488	2,628

Total non-performing assets	$5,760	$5,899

Non-performing assets to total assets	2.66%	2.67%
Non-performing loans to total loans	2.72	2.72
Allowance for loan losses to non-performing loans	36.49	42.77
Allowance for loan losses to total loans	0.99	1.16

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $5.8 million, or 2.66% of total assets, as of March 31, 2014 and $5.9 million, or 2.67% of total assets, as of December 31, 2013.   The allowance for loan losses totaled $1.2 million at March 31, 2014 and $1.4 million at December 31, 2013.  This represents a ratio of the allowance for loan losses to gross loans receivable of 0.99% at March 31, 2014 and 1.16% at December 31, 2013.  The allowance for loan losses to non-performing loans was 36.49% at March 31, 2014 and 42.77% at December 31, 2013.

At March 31, 2014, we had 20 one- to four-family residential loans with an aggregate principal balance of $1.7 million on non-accrual.  At March 31, 2014, we had eight commercial real estate loans with an aggregate principal balance of $1.6 million on non-accrual, one of which had a principal balance in excess of $500,000. At March 31, 2014, we had nine one- to four-family residential loans and seven commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $4.0 million of which $1.6 million was on non-accrual.

At March 31, 2014, we had a $1.1 million multifamily loan on a 46 unit apartment building in Chicago that was deemed to be impaired. The borrower experienced financial difficulty and we restructured the loan in 2008 and in 2010. The loan is classified as an accruing troubled debt restructuring. The loan was performing in accordance with its revised terms as of March 31, 2014.

At March 31, 2014, we had an other real estate owned property of $1.0 million representing a 15.3% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois. As of

March 31, 2014, the property was under a sales contract that required approvals by the county which has not yet been received.

At March 31, 2014, we had an other real estate owned property of $1.3 million representing a 3.4% participation in a $42.8 million indoor water park. The property has been generating operating income and is projecting a profit for 2014.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General.  We had net income of $228,000 for the three months ended March 31, 2014 compared to net income of $260,000 for the three months ended March 31, 2013.  Net income decreased $32,000 for the three months ended March 31, 2014 as compared to  the same period in 2013 primarily due to a decrease in net interest income and non-interest income, partially offset by a decrease in non-interest expense.

Interest Income.  Total interest income decreased $75,000, or 4.8%, to $1.5 million for the three months ended March 31, 2014 from $1.6 million for the same period in 2013.  The decrease was primarily due to a 17 basis point decrease in the average rate earned on interest earning assets. Average yield on interest earning assets was 2.91% for the three months ended March 31, 2014 as compared to 3.08% for the same period in 2013.

Interest income from loans decreased by $72,000, or 5.6%, to $1.2 million for the three months ended March 31, 2014, from $1.3 million for the three months ended March 31, 2013. The decrease in interest income from loans was due to a decrease in the average loan yield during the three months ended March 31, 2014. The average yield on loans decreased to 4.03% during the three months ended March 31, 2014 from 4.27% for the same period in 2013.   The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and prepayments or repayments of higher yielding seasoned loans as a result of the current relatively low interest rate environment.

Interest income from securities decreased $9,000, or 3.5%, to $248,000 for the three months ended March 31, 2014, from $257,000 for the three months ended March 31, 2013.  The decrease resulted from decreases in the average balance of securities, partially offset by an increase in the average yield on securities. The average balance of securities decreased $8.2 million to $61.3 million for the three months ended March 31, 2014 from $69.5 million for the same period in 2013, while the average yield on securities increased 14 basis points to 1.62% for the three months ended March 31, 2014 from 1.48% for the same period in 2013.  The decrease in the average securities balance was due to securities calls, sales, and principal repayments exceeding new purchases. The increase in the average yield on securities was due to new securities purchased at yields higher than the average yield for the three months ended March 31, 2013.

Interest Expense.  Interest expense decreased by $56,000, or 18.3%, to $250,000 for the three months ended March 31, 2014, from $306,000 for the same period in 2013.  The primary reasons for the decrease were due to the $13.0 million decrease in the average balance of interest bearing liabilities and an eight basis point decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $159.6 million and $172.6 million for the three months ended March 31, 2014 and March 31, 2013 respectively, while the average yield on interest bearing liabilities was 0.63% for the three months ended March 31, 2014 as compared to 0.71% for the same period in 2013.

Interest expense on deposits decreased by $28,000, or 14.9%, to $160,000 for the three months ended March 31, 2014, from $188,000 for the same period in 2013.  Our average cost of deposits decreased five basis points to 0.45% for the three months ended March 31, 2014 from 0.50% for the three months ended March 31, 2013. The decrease in our average cost of deposits reflected the lower average market interest rates, certificates of deposit maturing and renewing at lower rates, as well as a decrease in average deposit balances of higher cost certificates of deposit during the three months ended March 31, 2014. Average interest-bearing deposit balances decreased $8.0 million to $143.6 million for the three months ended March 31, 2014, from $151.6 million for the same period in 2013 due primarily to the decrease in the average balance of certificates of deposit of $7.5 million.  The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts repriced to lower offering rates.

Interest expense on Federal Home Loan Bank advances decreased $28,000, or 23.7%, to $90,000 for the three months ended March 31, 2014, from $118,000 for the same period in 2013. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.0 million to $16.0 million for the three months ended March 31, 2014 from $21.0 million for the same period in 2013. The decrease was due to the repayment of $5.0 million in maturing Federal Home Loan Bank advances.

Net Interest Income.  Net interest income decreased by $19,000, or 1.5%, to $1.2 million for the three months ended March 31, 2014. Our net interest rate spread decreased nine basis points to 2.28% for the three months March 31, 2014. Our net interest margin decreased five basis points to 2.42% for the three months ended March 31, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.08% for the three months ended March 31, 2014 from 116.68% for the three months ended March 31, 2013. The decrease in our net interest rate spread and net interest margin reflected that during the three months ended March 31, 2014 the yield earned on average interest-earning assets decreased more than the cost of average interest-bearing liabilities.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2014 and 2013.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits in other financial institutions	$19,210	$11	0.23%	$9,789	$5	0.20%
Securities	61,289	248	1.62	69,533	257	1.48

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)

Loans receivable	120,545	1,215	4.03	120,383	1,287	4.27
Federal Home Loan Bank of Chicago common stock	1,768	1	0.23	1,657	1	0.24
Total interest-earning assets	202,812	1,475	2.91	201,362	1,550	3.08
Total non-interest-earning assets	15,744			16,584
Total assets	$218,556			$217,946

Interest-bearing liabilities:
Passbook accounts	$63,561	23	0.14%	$64,186	21	0.13%
NOW accounts	10,153	—	—	10,472		—
Money market accounts	6,321	—	—	5,826
Certificates of deposit	63,558	137	0.86	71,095	167	0.94
Total deposits	143,593	160	0.45	151,579	188	0.50
Federal Home Loan Bank of Chicago advances	16,000	90	2.25	21,000	118	2.25

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)

Total interest-bearing liabilities	159,593	250	0.63	172,579	306	0.71
Non-interest-bearing demand deposits-checking accounts	$19,598			$18,187
Other liabilities	4,803			4,323
Total liabilities	183,994			195,089
Stockholders’ Equity	34,562			22,857
Total liabilities and stockholders’ equity	$218,556			$217,946

Net interest income		$1,225			$1,244
Net interest rate spread (1)			2.28%			2.37%
Net interest-earning assets (2)	$43,219			$28,783
Net interest margin (3)			2.42%			2.47%
Average interest-earning assets to average interest-bearing liabilities	127.08%			116.68%

(1)         Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2014 and March 31, 2013. No provision for loan losses was made for the three months ended March 31, 2014 due to a decrease in the balance of our multifamily and commercial real estate loans and a decrease in our historical loss factors on loans collectively evaluated for impairment. Net charge-offs for the three months ended March 31, 2014 and 2013 were $205,000 and $38,000, respectively. The allowance for loan losses was $1.2 million, or 0.99% of total loans, at March 31, 2014 compared to $1.4 million, or 1.16%, at December 31, 2013. The decrease in the allowance for loan losses to total loans was primarily due to a majority of the charge-offs during the three months ended March 31, 2014 having been specifically provided for in the allowance for loan losses in previous periods and continued asset quality improvement.  Non-performing loans to total loans were 2.72% for both March 31, 2014 and December 31, 2013.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of March 31, 2014 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $18,000, or 8.1%, to $204,000 for the three months ended March 31, 2014 from $222,000 for the three months ended March 31, 2013.  The decrease was primarily due to decreases in service fees income and gains on securities sales.

Service fees income decreased $13,000, or 16.0%, to $68,000 for the three months ended March 31, 2014 from $81,000 for the same period in 2013. The decrease was due to a reduction in fee income on transactional accounts. The decrease in fee income on transactional accounts was a result of our free checking accounts offered beginning in the second half of 2013.

Gains on securities sales decreased $8,000, or 17.4%, to $38,000 for the three months ended March 31, 2014 compared to $46,000 for the three months ended March 31, 2013. The decrease was attributable to fewer sales of securities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Non-Interest Expense.  Non-interest expense decreased $5,000, or 0.4%, to $1.2 million for the three months ended March 31, 2014.  The slight decrease was primarily due to decreases in compensation and employee benefits and other real estate owned loss (income) expense, nearly offset by an increase in professional and regulatory expense.

Compensation and employee benefits decreased $18,000, or 3.2%, to $551,000 for the three months ended March 31, 2014 from $569,000 for the three months ended March 31, 2013. Compensation and employee benefits decreased primarily due to the reduction of four full-time positions.

Other real estate owned loss (income) expense decreased $28,000, or 164.7%, to income of $11,000 for the three months ended March 31, 2014 from expense of $17,000 for the three months ended March 31, 2013.  The decrease was primarily due to a reduction in other real estate owned loss expense resulting from a $52,000 reversal in accrued real estate tax expense as the real estate tax bills were paid by third parties and a $24,000 decline in carrying costs from the disposal of properties in 2013, partially offset by a $50,000 decline in rental income as a result of a 2013 multifamily property disposal.

Professional and regulatory expense increased $43,000, or 65.2%, to $109,000 for the three months ended March 31, 2014 from $66,000 for the three months ended March 31, 2013. The increase was primarily due to our operating as a public company since our second step conversion was completed on October 9, 2013.

Provision for Income Taxes.  We recorded no federal and state income tax expense or benefit for the three months ended March 31, 2014 or 2013. This was due to a reversal of a portion of our $1.7 million valuation allowance which offset the federal and state income tax expense and resulted in no federal and state income tax expense for both years.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carry forwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We considered limited prudent and feasible tax-planning strategies that are available to accelerate taxable income. We concluded that it is more likely than not that the net deferred tax asset of $996,000 at March 31, 2014 can be realized from these tax planning strategies.  In coming to this conclusion, we considered that the realization of the net deferred tax asset was based on tax planning strategies, primarily the sale of appreciated assets to generate taxable income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 42.2% and 41.8% for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago amounted to $15.0 million at March 31, 2014 and $17.0 million at December 31, 2013.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and JP Morgan Chase which provides an additional source of funds.  At March 31, 2014, we had $15.0 million in advances outstanding and were eligible to borrow an additional $51.9 million from the Federal Home Loan Bank of Chicago. At March 31, 2014, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $15.0 million in Federal Home Loan Bank advances, $10.0 million is due within one year and $5.0 million is due between one and two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $257,000 and $228,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, were $ 6.8 million and $3.9 million for the three months ended March 31, 2014 and March 31, 2013, respectively. During the three months ended March 31, 2014, we purchased $1.0 million and sold $5.5 million in securities held as available-for sale, and during the three months ended March 31, 2013, we purchased $3.6 million and sold $1.7 million in securities held as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, Federal Home Loan Bank advances, and dividends paid to our shareholders, was $5.1 million for the three months ended March 31, 2014. Net cash used in financing activities was $2.7 million for the three months ended March 31, 2013.

At March 31, 2014, we had outstanding commitments of $1.9 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At March 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $40.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at March 31, 2014 was 43.1%.

At March 31, 2014, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $28.9 million, or 13.37% of adjusted total assets and total risk-based capital of $30.1 million, or 30.58% of risk-weighted assets. At December 31, 2013, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $28.6 million, or 12.96% of adjusted total assets and total risk-based capital of $29.9 million, or 29.69% of risk-weighted assets.  Accordingly, the Bank was classified as well-capitalized at March 31, 2014 and at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

On March 26, 2014, the OCC, the primary regulator of the Bank, terminated the Bank’s designation as in “troubled condition” and terminated its individual minimum capital ratios requirement.

The Bank was designated as in troubled condition by the OCC in connection with the OCC’s entry into a formal agreement with the Bank on March 8, 2012. The OCC terminated the formal agreement on September 19, 2013. As a result of the change in designation, the Bank is no longer required to provide prior notice to the OCC of any change in directors or senior executive officers and seek prior approval before making capital distributions or entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer. In addition, the Bank is no longer required to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-Based capital ratio of 12%.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	March 31,		December 31,
	2014		2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$1,537	$386	$2,153	$250
Unused lines of credit and letters of credit	181	9,012	189	10,005

Commitments to make loans are generally made for periods of 120 days or less.  At March 31, 2014, the fixed rate loan commitments have interest rates ranging from 3.38% to 5.50% and the commitments are to extend credit ranging from 10 to 30 years.

For the three months ended March 31, 2014 and the year ended December 31, 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At March 31, 2014, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

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

Item 6. Exhibits

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended  March 31, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                            Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)                        the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President, and Chief Executive Officer

Date: May 14, 2014

By:	/s/ Emily Lane
Emily Lane, Chief Financial Officer

Date: May 14, 2014