Form 10-Q
period 2014-06-30
AJS Bancorp, Inc.
filed 2014-08-19
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $0.01 per share	2,369,730 shares as of August 19, 2014

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$25,653	$22,281
Securities available-for-sale	61,695	63,804
Securities held-to-maturity (fair value: 2014 - $345; 2013 - $350)	333	335
Loans held for sale	1,203	—
Loans, net (allowance: 2014 — $1,204; 2013 - $1,399)	116,363	119,146
Federal Home Loan Bank stock	1,768	1,768
Premises and equipment	3,680	3,620
Bank-owned life insurance	5,609	5,511
Other real estate owned	2,426	2,628
Accrued interest receivable	471	509
Other assets	2,923	1,324
Total assets	$222,124	$220,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$166,489	$164,519
Federal Home Loan Bank advances	15,000	17,000
Advance payments by borrowers for taxes and insurance	1,863	1,955
Other liabilities and accrued interest payable	2,493	2,422
Total liabilities	185,845	185,896
Employee Stock Ownership Plan (ESOP) repurchase obligation	865	646
Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,369,730 shares issued at June 30, 2014 and 2,313,463 December 31, 2013	23	23
Additional paid-in capital	15,788	15,330
Retained earnings	21,420	20,523
Accumulated other comprehensive loss	(67)	(405)
Unearned stock awards	(663)	—
Unearned ESOP shares	(1,087)	(1,087)
Total stockholders’ equity	35,414	34,384
Total liabilities and stockholders’ equity	$222,124	$220,926

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans	$1,195	$1,248	$2,410	$2,535
Securities	213	233	461	490
Interest-earning deposits and other	17	9	29	15
Total interest income	1,425	1,490	2,900	3,040
Interest expense
Deposits	167	176	327	364
Federal Home Loan Bank advances and other	86	107	176	225
Total interest expense	253	283	503	589
Net interest income	1,172	1,207	2,397	2,451
Provision for loan losses	480	—	480	—
Net interest income after provision for loan losses	692	1,207	1,917	2,451
Non-interest income
Service fees	70	84	138	165
Rental income	19	19	38	38
Earnings on bank-owned life insurance	50	50	98	101
Security gains	29	—	67	46
Other real estate owned gains	—	—	16	—
Other	16	44	31	69
Total non-interest income	184	197	388	419
Non-interest expense
Compensation and employee benefits	560	592	1,111	1,161
Occupancy expense	167	194	364	389
Data processing expense	84	92	175	179
Advertising and promotion	16	17	29	39
Professional and regulatory	157	78	266	144
Postage and supplies	24	27	49	60
Bank security	33	30	61	57
Federal deposit insurance	67	—	136	73
Other real estate owned loss expense	36	10	25	27
Other	144	119	273	236
Total non-interest expense	1,288	1,159	2,489	2,365
Income (loss) before income taxes	(412)	245	(184)	505
Income tax expense (benefit)	(1,891)	—	(1,891)	—
Net Income	$1,479	$245	$1,707	$505
Earnings per share
Basic	$0.66	$0.11	$0.77	$0.22
Diluted	$0.66	$0.11	$0.76	$0.22

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$1,479	$245	$1,707	$505
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	410	(1,089)	630	(1,393)
Reclassification adjustment for (gains) losses included in net income	(29)	—	(67)	46
Tax effect	(153)	439	(225)	543
Total other comprehensive income (loss)	228	(650)	338	(804)
Comprehensive income (loss)	$1,707	$(405)	$2,045	$(299)

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
		Additional			Other	Unearned	Unearned
	Common	Paid-In	Treasury	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Stock	Earnings	Income (Loss)	Awards	Shares	Total

Balance at January 1, 2013	$24	$12,453	$(9,867)	$19,620	$622	$—	—	$22,852
Purchase of 715 treasury stock shares	—	—	(7)	—	—	—	—	(7)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(105)	—	—	—	—	—	(105)
Net income	—	—	—	903	—	—	—	903
Other comprehensive loss	—	—	—	—	(1,027)	—	—	(1,027)
Treasury stock retired pursuant to reorganization	(4)	(9,870)	9,874	—	—	—	—	—
Cancellation of Old AJS Bancorp, Inc. shares and fractional shares	(20)	20	—	—	—	—	—	—
Proceeds from stock offering 2,313,463 shares, net of expense of $1,352	23	12,826	—	—	—	—	—	12,849
Purchase of 112,534 shares of ESOP pursuant to reorganization						—	(1,125)	(1,125)
ESOP shares earned 3,751 shares	—	6	—	—	—	—	38	44
Balance at December 31, 2013	23	15,330	—	20,523	(405)	—	(1,087)	34,384
Allocation of stock awards	—	675	—	—	—	(675)	—	—
Stock awards earned	—	—	—	—	—	12	—	12
Stock options compensation	—	2	—	—	—	—	—	2
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(219)	—	—	—	—	—	(219)
Net income	—	—	—	1,707	—	—	—	1,707
Cash dividends of regular $0.05 per share and special $0.25 per share	—	—	—	(810)	—	—	—	(810)
Other comprehensive income	—	—	—	—	338	—	—	338
Balance at June 30, 2014	$23	$15,788	$—	$21,420	$(67)	$(663)	$(1,087)	$35,414

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,707	$505
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	117	130
Provision for loan losses	480	—
Net amortization of securities	133	279
Stock award compensation expense	12	—
Stock option compensation expense	2	—
Earnings on bank-owned life insurance	(98)	(101)
Gain on sale of securities available-for-sale	(67)	(46)
Gain on sale of other real estate owned	(16)	—
Other real estate owned write-downs	37	13
Reversal of valuation allowance on deferred taxes	(1,701)	—
Changes in:
Accrued interest receivable and other assets	213	(593)
Accrued interest payable and other liabilities	(154)	468
Net cash provided by operating activities	591	655

Cash flows from investing activities
Securities available-for-sale
Purchases	(11,964)	(7,169)
Sales	7,407	1,659
Calls, maturities and principal repayments	7,166	9,926
Loan origination and repayments, net	1,131	(1,185)
Purchase of FHLB stock	—	(111)
Proceeds from sale of other real estate	181	15
Purchase of equipment, net	(177)	(8)
Net cash provided by investing activities	3,744	3,127

Cash flows from financing activities
Net change in deposits	1,970	(2,745)
Maturities of FHLB advances	(2,000)	(2,000)
Purchase of treasury stock	—	(7)
Dividends paid	(810)	—
Net change in advance payments by borrowers for taxes and insurance	(123)	(10)
Net cash used in financing activities	(963)	(4,762)
Net change in cash and cash equivalents	3,372	(980)
Cash and cash equivalents at beginning of year	22,281	16,346

Cash and cash equivalents at end of year	$25,653	$15,366
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$508	$598
Income taxes	1	—
Supplemental noncash disclosures
Transfers from loans to real estate owned	$25	$22
Loans provided for sales of other real estate owned	25	—
Transfers of negative advance payment for borrowers for tax and insurance balances to loans	31	—
Transfers of loans to held for sale	1,203	—

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

On October 9, 2013, the Company completed a second step conversion and reorganization and sale of common stock. Prior to the completion of the second step conversion, the Company was a federal corporation and mid-tier holding company in the mutual holding company structure. Following the reorganization, the Company is the Maryland chartered holding company of the Bank.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 — RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In July 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if 1) The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) The entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3)The entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$16,000	$8	$(20)	$15,988
Residential agency mortgage-backed	45,807	311	(411)	45,707
Total	$61,807	$319	$(431)	$61,695

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$8,997	$1	$(90)	$8,906
Residential agency mortgage-backed	55,484	231	(817)	54,898
Total	$64,481	$232	$(907)	$63,804

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$13	$1	$—	$14
State and municipal	320	11	—	331
	$333	$12	$—	$345

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$15	$1	$—	$16
State and municipal	320	14	—	334
	$335	$15	$—	$350

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Expected maturities of securities at June 30, 2014 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$15,000	$15,003	$205	$213
Due after five years through ten years	1,000	985	115	118
Residential agency mortgage-backed	45,807	45,707	13	14
	$61,807	$61,695	$333	$345

Securities with a carrying value of approximately $10,008 and $5,238 at June 30, 2014 and December 31, 2013 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains are listed below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30,	June 30,	June 30,
	2014	2014	2013	2013
Proceeds from sale	$1,950	$7,407	$—	$1,659
Gross realized gains	29	67	—	46

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 - SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored entities	$1,996	$(4)	$1,984	$(16)	$3,980	$(20)
Residential agency mortgage-backed	94	(1)	14,637	(410)	14,731	(411)
Total temporarily impaired	$2,090	$(5)	$16,621	$(426)	$18,711	$(431)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored entities	$6,906	$(90)	$—	$—	$6,906	$(90)
Residential agency mortgage-backed	30,170	(548)	5,349	(269)	35,519	(817)
Total temporarily impaired	$37,076	$(638)	$5,349	$(269)	$42,425	$(907)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS

Loans were as follows:

	June 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Mortgage:
One —to four-family	$98,103	83.6%	$97,301	80.8%
Multi-family and commercial	10,257	8.7	12,847	10.7
Home equity	8,951	7.6	10,141	8.4
Consumer and other	168	0.1	181	0.1
	117,479	100.0%	120,470	100.0%
Allowance for loan losses	(1,204)		(1,399)
Net deferred costs and other	88		75
Loans, net	$116,363		$119,146

In addition to the above, the Company also has $1,203 of multifamily loans held for sale which are carried at the lower of cost or market value.

The following tables present the activity in the allowance for loan losses by portfolio segment:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2014
		Multi-family
	One —to Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$953	$216	$24	$1	$1,194
Provision for loan losses	(6)	485	1	—	480
Charge-offs	(23)	(449)	—	—	(472)
Recoveries	1	1	—	—	2
Total ending allowance balance	$925	$253	$25	$1	$1,204

	For the Six Months Ended June 30, 2014
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	161	403	(84)	—	480
Charge-offs	(61)	(618)	—	—	(679)
Recoveries	2	2	—	—	4
Total ending allowance balance	$925	$253	$25	$1	$1,204

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2013
Allowances for loan losses:
Beginning balance	$1,001	$466	$59	$1	$1,527
Provision for loan losses	—	—	—	—	—
Charge-offs	(54)	(3)	—	—	(57)
Recoveries	—	4	—	—	4
Total ending allowance balance	$947	$467	$59	$1	$1,474

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	For the Six Months Ended June 30, 2013
Allowances for loan losses:
Beginning balance	$1,038	$467	$59	$1	$1,565
Provision for loan losses	—	—	—	—	—
Charge-offs	(96)	(5)	—	—	(101)
Recoveries	5	5	—	—	10
Total ending allowance balance	$947	$467	$59	$1	$1,474

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2014
		Multi-Family		Consumer
	One —to Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$227	$—	$—	$—	$227
Loans collectively evaluated for impairment	698	253	25	1	977
Total ending allowance balance	$925	$253	$25	$1	$1,204
Loans:
Loans individually evaluated for impairment	$1,475	$1,051	$—	$—	$2,526
Loans collectively evaluated for impairment	96,628	9,206	8,951	168	114,953
Total ending loans balance	$98,103	$10,257	$8,951	$168	$117,479

	December 31, 2013
		Multi-Family		Consumer
	One —to Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$235	$139	$—	$—	$374
Loans collectively evaluated for impairment	588	327	109	1	1,025
Total ending allowance balance	$823	$466	$109	$1	$1,399
Loans:
Loans individually evaluated for impairment	$2,971	$2,652	$144	$—	$5,767
Loans collectively evaluated for impairment	94,330	10,195	9,997	181	114,703
Total ending loans balance	$97,301	$12,847	$10,141	$181	$120,470

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	As of June 30, 2014			As of December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One —to four-family	$414	$299	$—	$2,536	$2,223	$—
Multi-family and commercial	1,366	1,051	—	2,746	1,987	—
Home equity	—	—	—	148	144	—
Subtotal	1,780	1,350	—	5,430	4,354	—
With an allowance recorded:
One —to four-family	1,209	1,176	227	826	748	235
Multi-family and commercial	—	—	—	729	665	139
Home equity	—	—	—	—	—	—
Subtotal	1,209	1,176	227	1,555	1,413	374
Total	$2,989	$2,526	$227	$6,985	$5,767	$374

	For the Three Months			For the Three Months
	Ended June 30, 2014			Ended June, 2013
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One —to four-family	$150	$7	$—	$1,062	$6	$—
Multi-family and commercial	1,605	—	6	692	17	—
Home equity	—	—	—	36	—	—
Subtotal	1,755	7	6	1,790	23	—
With an allowance recorded:
One —to four-family	1,328	14	—	2,101	6	—
Multi-family and commercial	287	—	—	2,011	—	—
Home equity	—	—	—	48	—	—
Subtotal	1,615	14	—	4,160	6	—
Total	$3,370	$21	$6	$5,950	$28	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

	For the Six Months			For the Six Months
	Ended June 30, 2014			Ended June 30, 2013
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One —to four-family	$841	$7	$—	$2,197	$1	$—
Multi-family and commercial	1,732	—	6	1,881	2	—
Home equity	48	—	—	32	—	—
Subtotal	2,621	7	6	4,110	3	—
With an allowance recorded:
One —to four-family	1,135	30	—	1,048	1	—
Multi-family and commercial	413	—	—	826	—	—
Home equity	—	—	—	36	—	—
Subtotal	1,548	30	—	1,910	1	—
Total	$4,169	$37	$6	$6,020	$4	$—

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
One —to four-family	$1,892	$1,565	$—	$—
Multi-family and commercial	1,048	1,542	—	—
Home equity	279	164	—	—
Consumer and other	—	—	—	—
Total	$3,219	$3,271	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	June 30, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One —to four-family	$782	$226	$1,206	$2,214	$95,889	$98,103
Multi-family and commercial	167	—	514	681	9,576	10,257
Home equity	50	204	81	335	8,616	8,951
Consumer and other	—	—	—	—	168	168
Total	$999	$430	$1,801	$3,230	$114,249	$117,479

	December 31, 2013
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One —to four-family	$575	$328	$851	$1,754	$95,547	$97,301
Multi-family and commercial	—	—	524	524	12,323	12,847
Home equity	13	46	46	105	10,036	10,141
Consumer and other	—	—	—	—	181	181
Total	$588	$374	$1,421	$2,383	$118,087	$120,470

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	June 30,	December 31,
	2014	2013
Accrual status	$1,271	$2,359
Non-accrual status	1,005	1,715
	2,276	4,074
Specific reserves allocated	227	374
Net	$2,049	$3,700

No additional loan commitments were outstanding to these borrowers at June 30, 2014 and December 31, 2013.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 - LOANS (Continued)

There were no troubled debt restructurings during the three and six months ended June 30, 2014 and 2013. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2014 and 2013. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the six months ended June 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the six months ended June 30, 2014 and 2013.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of their debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes one —to four-family, multi-family and commercial real estate loans, and home equity loans. This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
One —to four-family	$94,628	$—	$3,475	$—	$98,103
Multi-family and commercial	2,963	483	6,811	—	10,257
Home equity	8,318	—	633	—	8,951
Consumer and other	168	—	—	—	168
Total	$106,077	$483	$10,919	$—	$117,479

NOTE 4 - LOANS (Continued)

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
One —to four-family	$93,144	$201	$3,956	$—	$97,301
Multi-family and commercial	2,606	4,569	5,672	—	12,847
Home equity	9,996	—	145	—	10,141
Consumer and other	181	—	—	—	181
Total	$105,927	$4,770	$9,773	$—	$120,470

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

Loans Held for Sale, at Fair Value:  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

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

At June 30, 2014 and December 31, 2013, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

June 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$15,988	$—	$15,988	$—
Residential agency mortgage-backed	45,707	—	45,707	—

December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$8,906	$—	$8,906	$—
Residential agency mortgage-backed	54,898	—	54,898	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

June 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Loans held for sale:
Multi-family and commercial	1,203	—	1,203	—
Other real estate owned:
Multi-family and commercial	1,209	—	—	1,209

	December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One —to four-family	$513	$—	$—	$513
Multi-family and commercial	526	—	—	526
Other real estate owned:
One —to four-family	130	—	—	130
Multi-family and commercial	2,283	—	—	2,283

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At June 30, 2014, loans held for sale, which its fair value is determined from a quoted offer, had a carrying amount of $1,613, net of a charge-off of $410 upon transfer to held for sale, resulting in a $410 of additional provision for loan losses during the six months ended June 30, 2014.

At December 31, 2013, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,413, net of a valuation allowance of $374, resulting in no additional provision for loan losses for the year ended December 31, 2013.

At June 30, 2014, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,469, net of a valuation allowance of $260, resulting in $37 write-downs during the six months ended June 30, 2014.  At December 31, 2013, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $2,636, net of a valuation allowance of $223, resulting in no additional write-downs during 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	June 30, 2014
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Other real estate owned — multi-family and commercial	$1,209	Income approach	Adjustment for differences in net operating income expectations Capitalization rate	13.10% (13.10%) 8.28% (8.28%)

	December 31, 2013
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — One —to four-family	$513	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 31.22% (5.54%)
Impaired loans — Multifamily and commercial	$526	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 23.68%(-6.40%)
Other real estate owned — One -to four family	$130	Sales comparison approach	Adjustment for differences between the comparable sales	00.00% (00.00%)
Other real estate owned — multi-family and commercial	$1,037	Sales comparison approach	Adjustment for differences between the comparable sales	0.00 – 4.93% (1.13%)
	1,246	Income approach	Adjustment for differences in net operating income expectations Capitalization rate	12.00% (12.00%) 9.75% (9.75%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	June 30, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,653	$25,653	$—	$—	$25,653
Securities held-to-maturity	333	—	345	—	345
Loans, net (less impaired loans)	116,363	—	—	116,535	116,535
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	N/A
Accrued interest receivable	471	—	23	448	471
Financial liabilities
Non-interest-bearing deposits	$20,270	$20,270	$—	$—	$20,270
Interest-bearing deposits	146,219	—	146,059	—	146,059
FHLB advances	15,000	—	15,319	—	15,319
Advances from borrowers for taxes	1,863	—	1,863	—	1,863
Accrued interest payable	31	—	31	—	31

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share represents net income available to common stockholders divided by weighted average common shares outstanding. The table below calculates the earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	June 30,		June 30,
	2014	2013	2014	2013
Basic
Net income	$1,479	$245	$1,707	$505
Weighted average common shares outstanding	2,225,780	2,314,186	2,213,449	2,314,349
Basic income per common share	$0.66	$0.11	$0.77	$0.22
Diluted
Net income	$1,479	$245	$1,707	$505
Weighted average common shares outstanding for basic loss per common share	2,225,780	2,314,186	2,225,780	2,314,349
Add: dilutive effects of assumed exercise of stock options and stock awards	23,200	—	23,163	—
Average shares and dilutive potential common shares	2,248,980	2,314,186	2,236,612	2,314,349
Basic income per common share	$0.66	$0.11	$0.76	$0.22

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At June 30, 2014 and 2013, there were 119,507 and 1,375 anti-dilutive stock options, respectively.

Weighted average common shares outstanding was adjusted to reflect the completion of the second-step conversion using an exchange ratio of 1.1460 for shares held by the public prior to October 9, 2013. In addition, employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At June 30, 2014 there were 108,783 shares unearned from the employee stock ownership plan. There were no unearned shares at June 30, 2013.

NOTE 7 - INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company had net deferred tax assets of $2,597 and $1,034 respectively. At December 31, 2013, the net deferred tax asset was net of a $1,790 valuation allowance. The valuation allowance was recorded in 2009 due to accumulated operating losses during the three years prior to 2009. The Company could not fully rely on projected future taxable income to utilize deferred tax assets and therefore a valuation allowance was established and maintained through

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

March 31, 2014 to the amount of net deferred tax assets that could be supported. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of our deferred tax asset. Based upon the Company’s recent sustained ability to generate taxable income and projections of future taxable income over the periods in which our existing deferred tax assets, including our NOL carryforward, is expected to become deductible, management determined that the realization of our deferred tax assets was more likely-than-not as of June 30, 2014. As a result a valuation allowance for the deferred tax asset was unnecessary at June 30, 2014. Excluding the reversal of the remaining deferred tax asset valuation allowance of $1,701 the Company recorded a tax benefit for the first six months of 2014 of $190. The amount of our deferred tax asset considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimated of future taxable income are reduced.

NOTE 8 — EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of June 30, 2014, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For stock options, certain key employees and nonemployee directors are granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were 118,132 options granted in May 2014. No options became vested, exercised, or expired during the six months ended June 30, 2014. Total unrecognized compensation expense for stock options was $137 as of June 30, 2014. Compensation expense totaled $2 for the six months ended June 30, 2014. Management expects all options to vest over the remaining vesting period of 4.9 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. The Company awarded 56,267 shares of stock awards in May 2014. No awards were vested during the six months ended June 30, 2014. Total unrecognized compensation expense for awards was $663 as of June 30, 2014. Compensation expense totaled $12 for the six months ended June 30, 2014.  Management expects all awards to vest over the remaining vesting period of 4.9 years.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 — SUBSEQUENT EVENTS

On July 14, 2014, the Company sold an other real estate owned property of $1,000, which represented a 12.1% participation in a $9,400 unimproved land loan located in Northbook, Illinois. The sale resulted in a pre-tax gain of $741 which will be included in the Company’s third quarter results.

On July 15, 2014, the Board of Directors of the Company announced the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of August 5, 2014 and is expected to be paid on August 26, 2014.

On August 18, 2014, the Company sold two impaired multifamily loans with a carrying value of $1,613. The loans consisted of a $1,090 accruing substandard loan and a $523 non-accrual loan. The loan sale resulted in total pre-tax charges of $410. The Company reported the subsequent loan sale as a charge-off upon the transfer of the loans to held for sale at June 30, 2014.

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

Recent Developments

On July 14, 2014, the Company sold an other real estate owned property of $1.0 million, which represented a 12.1% participation in a $9.4 million unimproved land loan located in Northbook, Illinois. The sale resulted in a pre-tax gain of $741,000 which will be included in the Company’s third quarter results.

On July 15, 2014, the Board of Directors of the Company announced the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of August 5, 2014 and is expected to be paid on August 26, 2014.

On August 18, 2014, the Company sold two impaired multifamily loans with a carrying value of $1.6 million. The loans consisted of a $1.1 million accruing substandard loan and a $523,000 non-accrual loan. The loan sale resulted in total pre-tax charges of $410,000. The Company reported the subsequent loan sale as a charge-off upon the transfer of the loans to held for sale at June 30, 2014.

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

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  We estimate the allowance balance required using past loan loss experience; known and inherent losses in the nature and volume of the portfolio that are both probable and estimable; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.  Loan losses are charged against the allowance when we believe that the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

Non-performing loans and impaired loans are defined differently.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is non-performing when it is on non-accrual or greater than 90 days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category. Our policy requires that all non-homogeneous loans past due greater than 90 days be classified as impaired and non-performing.  However, performing loans may also be classified as impaired when we do not expect to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Multifamily and commercial mortgage loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  At June 30, 2014, large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans were collectively evaluated for impairment, and accordingly, they were not separately identified for impairment disclosures.  At December 31, 2013, large groups of smaller balance homogenous loans were individually evaluated for impairment and identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment, such as real estate trends and national and local economic conditions.

The following portfolio segments have been identified: One —to four-family mortgages, multi-family and commercial mortgages, home equity mortgages, consumer and other.  Substantially all of the loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flows from operations of businesses and consumer loans are expected to be repaid from personal cash flows.  There are no significant concentrations of loans to any one industry or customer.  Risk factors impacting loans in each of the portfolio segments include local & national real estate values, local and national economic factors affecting borrowers’ employment prospects and income levels, levels and movement of interest rates and general availability of credit, and overall economic sentiment.

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

During the three months ended June 30, 2014, we reversed the remaining deferred tax asset valuation allowance of $1.7 million as a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income. We concluded that it was more likely than not that the net deferred tax asset of $2.6 million at June 30, 2014 could be realized from future taxable income.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Some of these estimates are not necessarily indicative of an exit price. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

We had net income of $1.5 million, or $0.66 per share, for the three months ended June 30, 2014 compared to net income of $245,000, or $0.11 per share, for the same period in 2013. Net income for the six months ended June 30, 2014 was $1.7 million, or $0.77 per share, compared to $505,000, or $0.22 per share, for the six months of 2013. The increase in net income for the quarter and six months ended June 30, 2014 was primarily the result of the reversal of the remaining deferred tax asset valuation allowance of $1.7 million during the second quarter, partially offset by the provision for loan losses of $480,000 as a result of the sale of two impaired loans subsequent to June 30, 2014. The reversal of the deferred tax asset valuation allowance was a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income. The loan sale was a strategic step in our continued efforts to further strengthen our balance sheet, improve asset quality, and enhance future earnings.

Our pre-tax loss for the three months ended June 30, 2014 was $412,000 compared to our pre-tax income of $245,000 for the same period in 2013. Pre-tax loss for the six months ended June 30, 2014 was $184,000 compared to $505,000 for the six months of 2013. The primary reasons for the decrease for the quarter and six months ended June 30, 2014 were due to the $480,000 provision for loan losses as a result of the sale of two impaired loans subsequent to June 30, 3014 and an increase in our non-interest expenses associated with operating as a public company since the completion of the second step conversion in October 2013 and a decrease in our net interest income as a result of the persistently low interest rate environment.

Book value per share was $14.94 at June 30, 2014 compared to $14.86 at December 31, 2013.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. Total consolidated assets as of June 30, 2014 were $222.1 million, an increase of $1.2 million, or 0.5%, from $220.9 million at December 31, 2013.  The increase was primarily due to increases in cash and cash equivalents and other assets, partially offset by decreases in securities available-for-sale and net loans.

Cash and cash equivalents increased $3.4 million, or 15.1%, to $25.7 million at June 30, 2014 from $22.3 million at December 31, 2013. The primary reason for the increase in cash and cash equivalents was due to an increase in deposits, principal repayments and sales of securities available-for-sale, and principal repayments and prepayments of loans, partially offset by the repayment of a $2.0 million maturing Federal Home Loan Bank advance.

Securities available-for-sale decreased $2.1 million, or 3.3%, to $61.7 million at June 30, 2014 from $63.8 million at December 31, 2013.  The primary reason for the decrease in securities available-for-sale was due to principal repayments and sales of $14.6 million, offset by new purchases of $12.0 million and an increase of $563,000 in fair value as a result of the decrease in interest rates during the first half of 2014.

Net loans decreased $2.8 million, to $116.4 million at June 30, 2014 from $119.1 million at December 31, 2013.  The decrease was primarily attributable to the transfer of $1.2 million of multifamily loans to held for sale and principal repayments and prepayments in the multifamily, commercial and home equity portfolios, partially offset by loan growth in the one- to four-family residential loan portfolio. Multifamily and commercial real estate loans decreased $2.6 million, or 20.2%, to $10.3 million at June 30, 2014 from $12.9 million at December 31, 2013. Home equity loans decreased $1.2 million, or 11.7%, to $9.0 million at June 30, 2014 from $10.1 million at December 31, 2013. One-to four-family residential loans increased $802,000, or 0.8%, to $98.1 million at June 30, 2014 from $97.3 million at December 31, 2013. The decrease in net loans was primarily due to the transfer of loans to the held for sale and the extremely competitive Chicago banking market for multifamily and commercial real estate loans.

Other assets increased $1.6 million, to $2.9 million at June 30, 2014 from $1.3 million at December 31, 2013. The primary reason for the increase was due to the reversal of the remaining deferred tax asset valuation allowance of $1.7 million. The reversal of the deferred tax asset valuation allowance was a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income.

Deposits. Total deposits increased $2.0 million, or 1.2%, to $166.5 million at June 30, 2014 from $164.5 million at December 31, 2013.  The increase in deposits occurred as a result of increases in the passbook, NOW and checking accounts, partially offset by decreases in the money market and time deposit accounts. Passbook accounts increased $632,000, or 1.0%, to $64.5 million at June 30, 2014 from $63.9 million at December 31, 2013. NOW and checking accounts increased $2.1 million, or 7.4%, to $31.2 million at June 30, 2014 from $29.1 million at December 31, 2013. Money market accounts decreased $328,000, or 4.6%, to $6.9 million at June 30, 2014 from $7.2 million at December 31, 2013. Certificates of deposit decreased $473,000, or 0.7%, to $63.9 million at June 30, 2014 from $64.4 million at December 31, 2013. The increase in total deposits was primarily due to our new deposit products and our continued focus on core deposit growth.

Federal Home Loan Bank Advances. Federal Home Loan Bank of Chicago advances decreased $2.0 million, or 11.8%, to $15.0 million at June 30, 2014 from $17.0 million at December 31, 2013.  We repaid a maturing FHLB advance for $2.0 million with an interest rate of 1.90% during the first quarter of 2014. Outstanding Federal Home Loan Bank of Chicago advances at June 30, 2014 were fixed-rate with maturities of one to three years with a weighted average cost of 2.28%.

Stockholders’ Equity. Total stockholders’ equity increased $1.0 million, or 3.0%, to $35.4 million at June 30, 2014 from $34.4 million at December 31, 2013.  The increase was primarily due to our net income for the six months ended June 30, 2014 and an increase in our fair value of available-for-sale securities portfolio, partially offset by the payment of dividends and an increase in the ESOP repurchase obligation. The fair value, net of taxes, of the available-for-sale securities portfolio increased $338,000 during the six months ended June 30, 2014. Net income for the six months ended June 30, 2014 was $1.7 million. We declared and paid a special dividend of $0.25 per share and a regular quarterly dividend of $0.05 per share during the first and second quarter of 2014 which totaled $810,000. Stockholders’ equity also decreased due to an increase in the ESOP repurchase obligation of $219,000 during the six months ended June 30, 2014 to $865,000 from $647,000 at December 31, 2013 reflecting the increase in the market value of the vested portion of the common stock held in the ESOP.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2014	2013
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,005	1,715
Non-accrual loans (excludes troubled debt restructurings)	2,214	1,556
Total non-performing loans	$3,219	$3,271
Other real estate owned	2,426	2,628
Total non-performing assets	$5,645	$5,899
Non-performing assets to total assets	2.54%	2.67%
Non-performing loans to total loans	2.74	2.72
Allowance for loan losses to non-performing loans	37.40	42.77
Allowance for loan losses to total loans	1.02	1.16

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $5.6 million, or 2.54% of total assets, as of June 30, 2014 and $5.9 million, or 2.67% of total assets, as of December 31, 2013.  The decrease in the nonperforming loans was primarily attributable to the sale of a $523,000 multifamily nonaccrual loan, partially offset by additions from the lower risk one —to four-family residential real estate portfolio.  Net charge-offs for the six months ended June 30, 2014 and 2013 were $675,000 and $91,000, respectively. The allowance for loan losses totaled $1.2 million at June 30, 2014 and $1.4 million at December 31, 2013.  This represents a ratio of the allowance for loan losses to total loans of 1.02% at June 30, 2014 and 1.16% at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to the continued reduced risk profile of the loan portfolio, a decline in the historical loss factors on the multi-family and commercial loans collectively evaluated for impairment, and a majority of the charge-offs during the six months ended June 30, 2014 having been specifically provided for in the allowance for loan losses in previous periods.

At June 30, 2014, we had 23 one- to four-family residential loans with an aggregate principal balance of $1.9 million on non-accrual.  At June 30, 2014, we had seven commercial real estate loans with an aggregate principal balance of $1.0 million on non-accrual, none of which had a principal balance in excess of $500,000. At June 30, 2014, we had nine one- to four-family residential loans and seven commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $3.9 million of which $1.5 million was on non-accrual.

At June 30, 2014, we had a $3.7 million commercial real estate loan secured by a golf course located in Flossmor, Illinois. Borrowers risk ratings are reassessed annually when the borrower’s financial statements are received. Based on the most recent financial statements of the borrower, we determined the borrower displayed well-defined credit weaknesses that may jeopardize full collection of principal and interest if not corrected. As a result, the loan was downgraded to substandard as of June 30, 2014.

At June 30, 2014, we had an $888,000 multifamily loan on a 46 unit apartment building in Chicago that was an accruing troubled debt restructuring, classified as substandard and held for sale loan. On August 18, 2014, we sold the loan for a pre-tax loss of $203,000. The distressed loan sale was a strategic step in our continued efforts to further strengthen our balance sheet, improve asset quality, and enhance future earnings.

At June 30, 2014, we had an other real estate owned property of $1.0 million representing a 12.1% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois. As of June 30, 2014, the property was under a sales contract. On July 15, 2014 the sales contract closed resulting in a pre-tax gain of $741,000 which will be included in our third quarter results.

At June 30, 2014, we had an other real estate owned property of $1.2 million representing a 3.4% participation in a $41.1 million indoor water park. As of June 30, 2014, the property was under a letter of intent to purchase the property by a third party which resulted in a $37,000 write-down.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General.  We had net income of $1.5 million for the three months ended June 30, 2014 compared to net income of $245,000 for the three months ended June 30, 2013.  Net income increased $1.2 million for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to the reversal of the remaining deferred tax asset valuation allowance, offset by the provision for loan losses as a result of the sale of two impaired loans subsequent to June 30, 2014 and an increase in non-interest expense.

Our pre-tax loss for the three months ended June 30, 2014 was $412,000 compared to our pre-tax income of $245,000 for the same period in 2013. The primary reasons for the decrease were due to the provision for loan losses as a result of the sale of two impaired loans subsequent to June 30, 2014 and by an increase in our non-interest expenses associated with operating as a public company since the completion of the second step conversion in October 2013 and a decrease in our net interest income as a result of the persistently low interest rate environment.

Interest Income.  Total interest income decreased $65,000, or 4.4%, to $1.4 million for the three months ended June 30, 2014 from $1.5 million for the same period in 2013.  The decrease was primarily due to a 17 basis point decrease in the average yield earned on interest earning assets. Average yield on interest earning assets was 2.80% for the three months ended June 30, 2014 as compared to 2.97% for the same period in 2013.

Interest income from loans decreased by $53,000, or 4.2%, to $1.2 million for the three months ended June 30, 2014, from $1.3 million for the three months ended June 30, 2013. The decrease in interest income from loans was due the decreases in the average loan yield and average loan balance during the three months ended June 30, 2014. The average yield on loans decreased to 3.99% during the three months ended June 30, 2014 from 4.11% for the same period in 2013.  The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and prepayments or repayments of higher yielding seasoned loans as a result of the persistently low interest rate environment. The average loan balance decreased by $1.6 million to $119.8 million for the three months ended June 30, 2014 from $121.4 million for the same period in 2013. The decrease in the average loan balance was primarily due to the decline in the multifamily and commercial real estate loan portfolios due to the extremely competitive Chicago banking market.

Interest income from securities decreased $20,000, or 8.6%, to $213,000 for the three months ended June 30, 2014, from $233,000 for the three months ended June 30, 2013.  The decrease resulted from a decrease in the average balance of securities. The average balance of securities decreased $5.6 million to $59.1 million for the three months ended June 30, 2014 from $64.7 million for the same period in 2013. The decrease in the average securities balance was due to securities calls, sales, and principal repayments exceeding new purchases. The average yield on securities remained stable at 1.44% for both three months ended June 30, 2014 and 2013.

Interest Expense.  Interest expense decreased by $30,000, or 10.6%, to $253,000 for the three months ended June 30, 2014, from $283,000 for the same period in 2013.  The primary reasons for the decrease were due to the $10.6 million decrease in the average balance of interest bearing liabilities and a three basis point decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $160.0 million and $170.6 million for the three months ended June 30, 2014 and June 30, 2013 respectively, while the average cost of interest bearing liabilities was 0.63% for the three months ended June 30, 2014 as compared to 0.66% for the same period in 2013.

Interest expense on deposits decreased by $9,000, or 5.1%, to $167,000 for the three months ended June 30, 2014, from $176,000 for the same period in 2013. Average interest-bearing deposit balances decreased $5.6 million to $145.0 million for the three months ended June 30, 2014, from $150.1 million for the same period in 2013 due primarily to the decrease in the average balance of certificates of deposit of $5.5 million.  The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity. Our average cost of deposits decreased one basis point to 0.46% for the three months ended June 30, 2014 from 0.47% for the three months ended June 30, 2013. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits and the continued re-pricing of certificates of deposit to current market interest rates upon maturity.

Interest expense on Federal Home Loan Bank advances decreased $21,000, or 19.6%, to $86,000 for the three months ended June 30, 2014, from $107,000 for the same period in 2013. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.0 million to $15.0 million for the three months ended June 30, 2014 from $20.0 million for the same period in 2013. The decrease was due to the repayment of $5.0 million in maturing Federal Home Loan Bank advances during the current periods.

Net Interest Income.  Net interest income decreased by $35,000, or 2.9%, to $1.2 million for the three months ended June 30, 2014. Our net interest rate spread declined 13 basis points to 2.17% for the three months ended June 30, 2014. Our net interest margin decreased nine basis points to 2.31% for the three months ended June 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.09% for the three months ended June 30, 2014 from 117.72% for the three months ended June 30, 2013. The decrease in our net interest rate spread and net interest margin reflected that during the three months ended June 30, 2014 the yield earned on average interest-earning assets decreased more than the cost of average interest-bearing liabilities.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 2014 and 2013.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$22,729	$15	0.26%	$12,986	$8	0.25%
Securities	59,127	213	1.44	64,739	233	1.44
Loans receivable	119,755	1,195	3.99	121,376	1,248	4.11
Federal Home Loan Bank of Chicago common stock	1,768	2	0.45	1,741	1	0.23
Total interest-earning assets	203,379	1,425	2.80	200,842	1,490	2.97
Total non-interest-earning assets	15,691			16,534
Total assets	$219,070			$217,376

Interest-bearing liabilities:
Passbook accounts	$63,971	23	0.14%	$65,195	21	0.13%
NOW accounts	10,613	—	—	11,052	—	—

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Money market accounts	6,696	—	—	5,148	—	—
Certificates of deposit	63,743	144	0.90	69,214	155	0.90
Total deposits	145,023	167	0.46	150,609	176	0.47
Federal Home Loan Bank of Chicago advances	15,000	86	2.29	20,000	107	2.14
Total interest-bearing liabilities	160,023	253	0.63	170,609	283	0.66
Non-interest-bearing demand deposits-checking accounts	$19,689			$19,497
Other liabilities	5,042			4,402
Total liabilities	184,754			194,508
Stockholders’ Equity	34,316			22,868
Total liabilities and stockholders’ equity	$219,070			$217,376

Net interest income		$1,172			$1,207
Net interest rate spread (1)			2.17%			2.30%
Net interest-earning assets (2)	$43,356			$30,233
Net interest margin (3)			2.31%			2.40%
Average interest-earning assets to average interest-bearing liabilities	127.09%			117.72%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision of $480,000 for loan losses for the three months ended June 30, 2014 and no provision for loan losses for the three months ended June 30, 2013. Net charge-offs for the three months ended June 30, 2014 and 2013 were $470,000 and $53,000, respectively. The increase in net charge-offs was primarily attributable to the sale of two impaired loans subsequent to June 30, 2014 which resulted in a pre-tax charge of $410,000. The allowance for loan losses was $1.2 million, or 1.02% of total loans, at June 30, 2014 compared to $1.4 million, or 1.16%, at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to the continued reduced risk profile of the loan portfolio, a decline in the historical loss factors on the multi-family and commercial loans collectively evaluated for impairment, and a majority of the charge-offs during the three months ended June 30, 2014 relating to loan classes with limited remaining loan balances.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2014 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $13,000, or 6.6%, to $184,000 for the three months ended June 30, 2014 from $197,000 for the three months ended June 30, 2013.  The decrease was primarily due to decreases in service fees income and other non-interest income items, partially offset by an increase in gains on securities sales.

Service fees income decreased $14,000, or 16.7%, to $70,000 for the three months ended June 30, 2014 from $84,000 for the same period in 2013. The decrease was due to a reduction in fee income on transactional accounts. The decrease in fee income on transactional accounts was a result of our free checking accounts offered beginning in the second half of 2013.

Other non-interest income items decreased $28,000, or 63.6%, to $16,000 for the three months ended June 30, 2014 from $44,000 for the same period in 2013. The decrease was primarily due to a $24,000 reduction in referral fee income. Referral fee income is the income recognized on FHA loans referred to third parties.

Gains on securities sales were $29,000 for the three months ended June 30, 2014 compared to no gain or loss for the three months ended June 30, 2013. The increase was attributed to the sale of a mortgage-backed security resulting in a gain of $29,000 for the three months ended June 30, 2014 as compared to no securities sales for the three months ended June 30, 2013.

Non-Interest Expense.  Non-interest expense increased $129,000, or 11.1%, to $1.3 million for the three months ended June 30, 2014 from $1.2 million for the same period in 2013.  The increase was primarily due to increases in professional and regulatory expense and federal deposit insurance expense.

Professional and regulatory expense increased $79,000, or 101.3%, to $157,000 for the three months ended June 30, 2014 from $78,000 for the three months ended June 30, 2013. The increase was primarily due to the additional expense associated with operating as a public company since our second step conversion was completed in October 2013 and attorney fees related to implementing our 2014 Equity Incentive Plan.

Federal deposit insurance expense was $67,000 for the three months ended June 30, 2014 as compared to no expense for the three months ended June 30, 2013. The increase was due to our receipt of a refund which was applied as a credit adjustment to expense for the three months ended June 30, 2013.

Provision for Income Taxes.  We recorded an income tax benefit of $1.9 million for the three months ended June 30, 2014 and no income tax expense or benefit for the three months ended June 30, 2013. During the three months ended June 30, 2014, we reversed the remaining deferred tax asset valuation allowance of $1.7 million as a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carry forwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We concluded that it was more likely than not that the net deferred tax asset of $2.6 million at June 30, 2014 could be realized from future taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013

General.  We had net income of $1.7 million for the six months ended June 30, 2014 compared to net income of $505,000 for the six months ended June 30, 2013.  Net income increased $1.2 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to the reversal of the remaining deferred tax asset valuation allowance, offset by the provision for loan losses as a result of the sale of two impaired loans subsequent to June 30, 2014 and decreases in net interest income and non-interest income and an increase in non-interest expense.

Interest Income.  Total interest income decreased $140,000, or 4.6%, to $2.9 million for the six months ended June 30, 2014 from $3.0 million for the same period in 2013.  The decrease was primarily due to an 18 basis points decline in the average yield earned on interest earning assets. Average yield on interest earning assets was 2.85% for the six months ended June 30, 2014 as compared to 3.03% for the same period in 2013.

Interest income from loans decreased by $125,000, or 4.9%, to $2.4 million for the six months ended June 30, 2014, from $2.5 million for the six months ended June 30, 2013. The decrease in interest income from loans was due primarily to a decrease in the average loan yield during the six months ended June 30, 2014. The average yield on loans decreased to 4.01% during the six months ended June 30, 2014 from 4.19% for the same period in 2013. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments or prepayments of higher yielding seasoned loans as a result of the persistently low interest rate environment.

Interest income from securities decreased $29,000, or 5.9%, to $461,000 for the six months ended June 30, 2014, from $490,000 for the six months ended June 30, 2013.  The decrease resulted from a decrease in the average balance of securities. The average balance of securities decreased $6.7 million to $60.6 million for the six months ended June 30, 2014 from $67.3 million for the same period in 2013, while the average yield on securities increased six basis points to 1.52% for the six months ended June 30, 2014 from 1.46% for the same period in 2013.  The decrease in the average securities balance was due to securities calls, sales, and principal repayments exceeding new purchases. The increase in the average yield on securities was due to reinvesting in higher yielding securities.

Interest Expense.  Interest expense decreased by $86,000, or 14.6%, to $503,000 for the six months ended June 30, 2014, from $589,000 for the same period in 2013.  The primary reasons for the decrease were due to the $11.5 million decrease in the average balance of interest bearing liabilities and a six basis points decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $160.1 million and $171.7 million for the six months ended June 30, 2014 and June 30, 2013 respectively, while the average cost of interest bearing liabilities was 0.63% for the six months ended June 30, 2014 as compared to 0.69% for the same period in 2013.

Interest expense on deposits decreased by $37,000, or 10.2%, to $327,000 for the six months ended June 30, 2014, from $364,000 for the same period in 2013. Average interest-bearing deposit balances decreased $6.5 million to $144.5 million for the six months ended June 30, 2014, from $151.1 million for the same period in 2013 due primarily to the decrease in the average balance of certificates of deposit of $6.4 million.  The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts re-priced to current low market interest rates upon maturity. Our average cost of deposits decreased three basis points to 0.45% for the six months ended June 30, 2014 from 0.48% for the six months ended June 30, 2013. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits and the continued re-pricing of certificates of deposit to current low market interest rates upon maturity.

Interest expense on Federal Home Loan Bank advances decreased $49,000, or 21.8%, to $176,000 for the six months ended June 30, 2014, from $225,000 for the same period in 2013. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.0 million to $15.6 million for the six months ended June 30, 2014 from $20.6 million for the same period in 2013. The decrease was due to the repayment of $5.0 million in maturing Federal Home Loan Bank advances during the first half of 2014.

Net Interest Income.  Net interest income decreased by $54,000, or 2.2%, to $2.4 million for the six months ended June 30, 2014. Our net interest rate spread decreased 12 basis points to 2.22% for the six months ended June 30, 2014. Our net interest margin decreased eight basis points to 2.36% for the six months ended June 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.00% for the six months ended June 30, 2014 from 117.05% for the six months ended June 30, 2013. The decrease in our net interest rate spread and net interest margin reflected that during the six months ended June 30, 2014 the yield earned on average interest-earning assets decreased more than the cost of average interest-bearing liabilities.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 2014 and 2013.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$20,897	$25	0.24%	$11,049	$12	022%
Securities	60,550	461	1.52	67,287	490	1.46
Loans receivable	120,127	2,410	4.01	120,893	2,535	4.19
Federal Home Loan Bank of Chicago common stock	1,768	4	0.45	1,705	2	0.35
Total interest-earning assets	203,342	2,900	2.85	200,934	3,040	3.03
Total non-interest-earning assets	15,851			16,612
Total assets	$219,193			$217,546

Interest-bearing liabilities:
Passbook accounts	$63,834	46	0.14%	$64,676	42	0.13%
NOW accounts	10,405	—	—	10,749	—	—
Money market accounts	6,539	—	—	5,531	1	0.03
Certificates of deposit	63,766	281	0.88	70,134	321	0.92
Total deposits	144,544	327	0.45	151,090	364	0.48
Federal Home Loan Bank of Chicago advances	15,571	176	2.26	20,571	225	2.19
Total interest-bearing liabilities	160,115	503	0.63	171,661	589	0.69

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Non-interest-bearing demand deposits-checking accounts	$19,579			$18,614
Other liabilities	4,963			4,419
Total liabilities	184,657			194,694
Stockholders’ Equity	34,536			22,852
Total liabilities and stockholders’ equity	$219,193			$217,546

Net interest income		$2,397			$2,451
Net interest rate spread (1)			2.22%			2.34%
Net interest-earning assets (2)	$43,227			$29,373
Net interest margin (3)			2.36%			2.44%
Average interest-earning assets to average interest-bearing liabilities	127.00%			117.05%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $480,000 for the six months ended June 30, 2014 and no provision for loan losses for the six months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014 and 2013 were $675,000 and $91,000, respectively. The increase in the net charge-offs was primarily attributable to the sale of two impaired loans subsequent to June 30, 2014 which resulted in a pre-tax charge of $410,000. The allowance for loan losses was $1.2 million, or 1.02% of total loans, at June 30, 2014 compared to $1.4 million, or 1.16%, at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to the continued reduced risk profile of the loan portfolio, a decline in the historical loss factors on the multi-family and commercial loans collectively evaluated for impairment, and a majority of the charge-offs during the six months ended June 30, 2014 relating to loan classes with limited remaining loan balances.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2014 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $31,000, or 7.4%, to $388,000 for the six months ended June 30, 2014 from $419,000 for the six months ended June 30, 2013.  The decrease was primarily due to decreases in service fees income and other non-interest income items, partially offset by an increase in gains on securities sales.

Service fees income decreased $27,000, or 16.4%, to $138,000 for the six months ended June 30, 2014 from $165,000 for the same period in 2013. The decrease was due to a reduction in fee income on transactional accounts. The decrease in fee income on transactional accounts was a result of our free checking accounts offered beginning in the second half of 2013.

Other non-interest income items decreased $38,000, or 55.1%, to $31,000 for the six months ended June 30, 2014 from $69,000 for the six months ended June 30, 2013. The decreased was primarily due to a $29,000 reduction in referral fee income. Referral fee income is the income recognized on FHA loans referred to third parties.

Gains on securities sales increased $21,000, or 45.7%, to $67,000 for the six months ended June 30, 2014 compared to $46,000 for the six months ended June 30, 2013. The increase was attributed to securities sales resulting in greater gains during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Non-Interest Expense.  Non-interest expense increased $124,000, or 5.2%, to $2.5 million for the six months ended June 30, 2014.  The increase was primarily due to increases in professional and regulatory expense and federal deposit insurance expenses, partially offset by a decrease in compensation and employee benefits expense.

Professional and regulatory expense increased $122,000, or 84.7%, to $266,000 for the six months ended June 30, 2014 from $144,000 for the six months ended June 30, 2013. The increase was primarily due to our operating as a public company since our second step conversion was completed on October 9, 2013.

Federal deposit insurance expense increased $63,000, or 86.3% to $136,000 for the six months ended June 30, 2014 from $73,000 for the six months ended June 30, 2013. The increase was due to our receipt of a refund which was applied as a credit adjustment to expense for the six months ended June 30, 2013.

Compensation and employee benefits expense decreased $50,000, or 4.3%, to $1.1 million for the six months ended June 30, 2014 from $1.2 million for the six months ended June 30, 2013. Compensation and employee benefits expense decreased primarily due to the reduction of four full-time positions.

Provision for Income Taxes.  We recorded an income tax benefit of $1.9 million for the six months ended June 30, 2014 and no income tax expense or benefit for the six months ended June 30, 2013. During the six months ended June 30, 2014, we reversed the remaining deferred tax asset valuation allowance of $1.7 million as a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income.

Our gross deferred tax asset consists primarily of the tax benefit of net operating loss carry forwards and temporary differences in the tax deductibility of credit-related expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-forward periods available under the tax laws.  We concluded that it was more likely than not that the net deferred tax asset of $2.6 million at June 30, 2014 could be realized from future taxable income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 42.9% and 41.8% for the three months ended June 30, 2014 and the year ended December 31, 2013, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago amounted to $15.0 million at June 30, 2014 and $17.0 million at December 31, 2013.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and JP Morgan Chase which provides an additional source of funds.  At June 30, 2014, we had $15.0 million in advances outstanding and were eligible to borrow an additional $53.3 million from the Federal Home Loan Bank of Chicago. At June 30, 2014, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $15.0 million in Federal Home Loan Bank advances, $10.0 million is due within one year and $5.0 million is due between one and two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $591,000 and $655,000 for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, were $3.7 million and $3.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014, we purchased $12.0 million and sold $7.4 million in securities held as available-for sale, and during the six months ended June 30, 2013, we purchased $7.2 million and sold $1.7 million in securities held as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, Federal Home Loan Bank advances, and dividends paid to our stockholders, was $963,000 for the six months ended June 30, 2014. Net cash used in financing activities was $4.8 million for the six months ended June 30, 2013.

At June 30, 2014, we had outstanding commitments of $944,000 to originate loans.  This amount does not include the unfunded portion of loans in process.  At June 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $39.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at June 30, 2014 was 43.6%.

At June 30, 2014, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $29.3million, or 13.27% of adjusted total assets and total risk-based capital of $30.5 million, or 30.45% of risk-weighted assets. At December 31, 2013, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $28.6 million, or 12.96% of adjusted total assets and total risk-based capital of $29.9 million, or 29.69% of risk-weighted assets.  Accordingly, the Bank was classified as well-capitalized at June 30, 2014 and at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30,		December 31,
	2014		2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$749	$195	$2,153	$250

Unused lines of credit and letters of credit	184	9,262	189	10,005

Commitments to make loans are generally made for periods of 120 days or less.  At June 30, 2014, the fixed rate loan commitments had interest rates ranging from 2.88% to 3.63% and the commitments are to extend credit ranging from 10 to 20 years.

For the six months ended June 30, 2014 and the year ended December 31, 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At June 30, 2014, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2014, the Company announced that the Board of Directors adopted a stock repurchased plan whereby the Company may repurchase up to 56,267 shares of its common stock. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1:              Form of Restricted Stock Agreement for Directors

10.2:              Form of Restricted Stock Agreement for Employees

10.3:              Form of Stock Option Agreement for Directors

10.4:              Form of Stock Option Agreement for Employees

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended June 30, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                            Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)                        the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President, and Chief Executive Officer

Date:	August 19, 2014

By:	/s/ Emily Lane
Emily Lane, Chief Financial Officer

Date:	August 19, 2014