Form 10-Q
period 2014-09-30
AJS Bancorp, Inc.
filed 2014-11-13
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $0.01 per share	2,218,863 shares as of November 13, 2014

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$28,477	$22,281
Securities available-for-sale	57,577	63,804
Securities held-to-maturity (fair value: 2014 -$344; 2013 - $350)	332	335
Loans, net (allowance: 2014 – $1,206; 2013 - $1,399)	113,828	119,146
Federal Home Loan Bank stock	1,768	1,768
Premises and equipment	3,655	3,620
Bank-owned life insurance	5,658	5,511
Other real estate owned	1,400	2,628
Accrued interest receivable	460	509
Other assets	3,154	1,324

Total assets	$216,309	$220,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$163,009	$164,519
Federal Home Loan Bank advances	14,000	17,000
Advance payments by borrowers for taxes and insurance	1,059	1,955
Other liabilities and accrued interest payable	2,524	2,422
Total liabilities	180,592	185,896

Employee Stock Ownership Plan (ESOP) repurchase obligation	865	646

Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,318,863 shares outstanding at September 30, 2014 and 2,313,463 December 31, 2013	23	23
Additional paid-in capital	15,114	15,330
Retained earnings	21,634	20,523
Accumulated other comprehensive loss	(202)	(405)
Unearned stock awards	(630)	—
Unearned ESOP shares	(1,087)	(1,087)
Total stockholders’ equity	34,852	34,384

Total liabilities and stockholders’ equity	$216,309	$220,926

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans	$1,151	$1,247	$3,561	$3,782
Securities	199	256	660	746
Interest-earning deposits and other	19	5	48	20
Total interest income	1,369	1,508	4,269	4,548

Interest expense
Deposits	176	171	503	535
Federal Home Loan Bank advances and other	84	106	260	331
Total interest expense	260	277	763	866

Net interest income	1,109	1,231	3,506	3,682

Provision for loan losses	207	—	687	—

Net interest income after provision for loan losses	902	1,231	2,819	3,682

Non-interest income
Service fees	73	82	211	247
Rental income	18	19	56	57
Earnings on bank-owned life insurance	49	50	147	151
Securities gains	56	—	123	46
Other real estate owned gains	740	49	756	49
Other	21	36	52	105
Total non-interest income	957	236	1,345	655
Non-interest expense
Compensation and employee benefits	655	592	1,766	1,753
Occupancy expense	173	183	537	572
Data processing expense	84	85	259	264
Advertising and promotion	9	14	38	53
Professional and regulatory	122	85	388	229
Postage and supplies	21	29	70	89
Bank security	28	31	89	88
Federal deposit insurance	48	68	184	141
Other real estate owned loss expense	42	90	67	117
Other	156	115	429	351

Total non-interest expense	1,338	1,292	3,827	3,657

Income before income taxes	521	175	337	680

Income tax expense (benefit)	192	—	(1,699)	—

Net Income	$329	$175	$2,036	$680

Earnings per share
Basic	$0.15	$0.08	$0.92	$0.29
Diluted	$0.15	$0.08	$0.92	$0.29

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$329	$175	$2,036	$680

Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(170)	123	460	(1,178)
Reclassification adjustment for (gains)losses included in net income	(56)	—	(123)	(46)
Tax effect	91	(50)	(134)	493
Total other comprehensive income (loss)	(135)	73	203	(731)

Comprehensive income (loss)	$194	$248	$2,239	$(51)

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
		Additional			Other	Unearned	Unearned
	Common	Paid-In	Treasury	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Stock	Earnings	Income (Loss)	Awards	Shares	Total

Balance at January 1, 2013	$24	$12,453	$(9,867)	$19,620	$622	$—	—	$22,852

Purchase of 715 treasury stock shares	—	—	(7)	—	—	—	—	(7)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(105)	—	—	—	—	—	(105)
Net income	—	—	—	903	—	—	—	903
Other comprehensive loss	—	—	—	—	(1,027)	—	—	(1,027)
Treasury stock retired pursuant to reorganization	(4)	(9,870)	9,874	—	—	—	—	—
Cancellation of Old AJS Bancorp, Inc. shares and fractional shares	(20)	20	—	—	—	—	—	—
Proceeds from stock offering 2,313,463 shares, net of expense of $1,352	23	12,826	—	—	—	—	—	12,849
Purchase of 112,534 shares of ESOP pursuant to reorganization						—	(1,125)	(1,125)
ESOP shares earned 3,751 shares	—	6	—	—	—	—	38	44

Balance at December 31, 2013	23	15,330	—	20,523	(405)	—	(1,087)	34,384

Allocation of 56,267 stock awards	1	674	—	—	—	(675)	—	—
Stock awards earned	—	—	—	—	—	45	—	45
Stock options compensation	—	9	—	—	—	—	—	9
Common stock repurchases of 50,867	(1)	(680)	—	—	—	—	—	(681)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(219)	—	—	—	—	—	(219)
Net income	—	—	—	2,036	—	—	—	2,036
Cash dividends of $0.35	—	—	—	(925)	—	—	—	(925)
Other comprehensive income	—	—	—	—	203	—	—	203

Balance at September 30, 2014	$23	$15,114	$—	$21,634	$(202)	$(630)	$(1,087)	$34,852

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$2,036	$680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	176	192
Provision for loan losses	687	—
Net amortization of securities	196	396
Stock award compensation expense	45	—
Stock option compensation expense	9	—
Earnings on bank-owned life insurance	(147)	(151)
Gain on sale of securities available-for-sale	(123)	(46)
Gain on sale of other real estate owned	(756)	(49)
Other real estate owned write-downs	86	—
Reversal of valuation allowance on deferred taxes	(1,701)	—
Changes in:
Accrued interest receivable and other assets	(80)	(931)
Accrued interest payable and other liabilities	(34)	923
Net cash provided by operating activities	394	1,014

Cash flows from investing activities
Securities available-for-sale
Purchases	(21,964)	(10,667)
Sales	11,297	1,659
Calls, maturities and principal repayments	17,163	13,450
Loan origination and repayments, net	4,724	(2,618)
Purchase of FHLB stock	—	(111)
Proceeds from sale of other real estate	1,959	409
Purchase of equipment, net	(211)	(31)
Net cash provided by investing activities	12,968	2,091

Cash flows from financing activities
Net change in deposits	(1,510)	7,067
Maturities of FHLB advances	(3,000)	(3,000)
Repurchase of common stock	(681)	(7)
Dividends paid	(925)	—
Net change in advance payments by borrowers for taxes and insurance	(1,050)	(892)
Net cash used in financing activities	(7,166)	3,168

Net change in cash and cash equivalents	6,196	6,273

Cash and cash equivalents at beginning of year	22,281	16,346

Cash and cash equivalents at end of year	$28,477	$22,619

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$771	$877
Income taxes	1	—
Supplemental noncash disclosures
Transfers from loans to real estate owned	$86	$49
Loans provided for sales of other real estate owned	25	20
Transfers of negative advance payment for borrowers for tax and insurance balances to loans	154	—

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 1 -BASIS OF PRESENTATION AND CONSOLIDATION

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

(Dollars in thousands, except per share and share data)

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

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored enterprises	$18,000	$2	$(39)	$17,963
Residential agency mortgage-backed	39,915	146	(447)	39,614
Total	$57,915	$148	$(486)	$57,577

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored enterprises	$8,997	$1	$(90)	$8,906
Residential agency mortgage-backed	55,484	231	(817)	54,898
Total	$64,481	$232	$(907)	$63,804

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$12	$—	$—	$12
State and municipal	320	12	—	332
	$332	$12	$—	$344

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$15	$1	$—	$16
State and municipal	320	14	—	334
	$335	$15	$—	$350

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

Expected maturities of securities at September 30, 2014 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$17,000	$16,978	$205	$214
Due after five years through ten years	1,000	985	115	118
Residential agency mortgage-backed	39,915	39,614	12	12
	$57,915	$57,577	$332	$344

Securities with a carrying value of approximately $10,543 and $5,238 at September 30, 2014 and December 31, 2013 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains are listed below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30,	September 30,	September 30,
	2014	2014	2013	2013

Proceeds from sale	$3,889	$11,297	$—	$1,659
Gross realized gains	56	123	—	46

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government- sponsored enterprises	$11,962	$(37)	$998	$(2)	$12,960	$(39)
Residential agency mortgage-backed	1,339	(2)	20,734	(445)	22,073	(447)
Total temporarily impaired	$13,301	$(39)	$21,732	$(447)	$35,033	$(486)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government- sponsored enterprises	$6,906	$(90)	$—	$—	$6,906	$(90)
Residential agency mortgage-backed	30,170	(548)	5,349	(269)	35,519	(817)
Total temporarily impaired	$37,076	$(638)	$5,349	$(269)	$42,425	$(907)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - LOANS

Loans were as follows:

	September 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Mortgage:
One —to four-family	$96,389	83.9%	$97,301	80.8%
Multi-family and commercial	9,691	8.4	12,847	10.7
Home equity	8,492	7.4	10,141	8.4
Consumer and other	372	0.3	181	0.1
	114,944	100.0%	120,470	100.0%
Allowance for loan losses	(1,206)		(1,399)
Net deferred costs and other	90		75
Loans, net	$113,828		$119,146

The following tables present the activity in the allowance for loan losses by portfolio segment:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	For the Three Months Ended September 30, 2014
		Multi-family
	One —to Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$925	$253	$25	$1	$1,204
Provision for loan losses	—	207	—	—	207
Charge-offs	(47)	(160)	—	—	(207)
Recoveries	1	1	—	—	2
Total ending allowance balance	$879	$301	$25	$1	$1,206

	For the Nine Months Ended September 30, 2014
		Multi-family
	One —to Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	161	610	(84)	—	687
Charge-offs	(108)	(778)	—	—	(886)
Recoveries	3	3	—	—	6
Total ending allowance balance	$879	$301	$25	$1	$1,206

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	For the Three Months Ended September 30, 2013
		Multi-family
	One —to Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$947	$467	$59	$1	$1,474
Provision for loan losses	—	—	—	—	—
Charge-offs	(99)	—	—	—	(99)
Recoveries	2	—	50	—	52
Total ending allowance balance	$850	$467	$109	$1	$1,427

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4- LOANS (Continued)

	For the Nine Months Ended September 30, 2013
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2014
		Multi-Family		Consumer
	One —to Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$227	$—	$—	$—	$227
Loans collectively evaluated for impairment	652	301	25	1	979
Total ending allowance balance	$879	$301	$25	$1	$1,206
Loans:
Loans individually evaluated for impairment	$1,472	$909	$—	$—	$2,381
Loans collectively evaluated for impairment	94,917	8,782	8,492	372	112,563
Total ending loans balance	$96,389	$9,691	$8,492	$372	$114,944

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4- LOANS (Continued)

	As of September 30, 2014			As of December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One —to four-family	$412	$299	$—	$2,536	$2,223	$—
Multi-family and commercial	1,185	909	—	2,746	1,987	—
Home equity	—	—	—	148	144	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,597	1,208	—	5,430	4,354	—

With an allowance recorded:
One —to four-family	1,205	1,173	227	826	748	235
Multi-family and commercial	—	—	—	729	665	139
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,205	1,173	227	1,555	1,413	374
Total	$2,802	$2,381	$227	$6,985	$5,767	$374

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	For the Three Months			For the Three Months
	Ended September 30, 2014			Ended September, 2013
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One —to four-family	$299	$3	$—	$2,239	$—	$—
Multi-family and
commercial	1,787	1	6	$2,025	1	—
Home equity	—	—	—	80	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2,086	4	6	4,344	1	—

With an allowance recorded:
One —to four-family	1,175	17	—	931	—	—
Multi-family and commercial	—	—	—	682	—	—
Home equity	—	—	—	18	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,175	17	—	1,631	—	—
Total	$3,261	$21	$6	$5,975	$1	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - LOANS (Continued)

	For the Nine Months			For the Nine Months
	Ended September 30, 2014			Ended September 30, 2013
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One —to four-family	$199	$10	$—	$2,236	$1	$—
Multi-family and commercial	1,911	1	12	1,912	3	—
Home equity	—	—	—	43	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2,110	11	12	4,191	4	—

With an allowance recorded:
One —to four-family	1,276	47	—	975	1	—
Multi-family and commercial	191	—	—	789	—	—
Home equity	—	—	—	27	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,467	47	—	1,791	1	—
Total	$3,577	$58	$12	$5,982	$5	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
One —to four-family	$1,679	$1,565	$—	$—
Multi-family and commercial	909	1,542	—	—
Home equity	231	164	—	—
Consumer and other	—	—	—	—
Total	$2,819	$3,271	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	September 30, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One —to four-family	$433	$468	$1,126	$2,027	$94,362	$96,389
Multi-family and commercial	—	—	387	387	9,304	9,691
Home equity	20	144	—	164	8,328	8,492
Consumer and other	—	—	—	—	372	372
Total	$453	$612	$1,513	$2,578	$112,366	$114,944

	December 31, 2013
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One —to four-family	$575	$328	$851	$1,754	$95,547	$97,301
Multi-family and commercial	—	—	524	524	12,323	12,847
Home equity	13	46	46	105	10,036	10,141
Consumer and other	—	—	—	—	181	181
Total	$588	$374	$1,421	$2,383	$118,087	$120,470

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	September 30,	December 31,
	2014	2013
Accrual status	$1,472	$2,359
Non-accrual status	729	1,715
	2,201	4,074
Specific reserves allocated	227	374
Net	$1,974	$3,700

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

No additional loan commitments were outstanding to these borrowers at September 30, 2014 and December 31, 2013.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - LOANS (Continued)

There were no troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2014 and 2013. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the nine months ended September 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the nine months ended September 30, 2014 and 2013.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of their debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes one —to four-family, multi-family and commercial real estate loans, home equity loans, and consumer and other. This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2014 and December 31, 2013, the risk category of loans by class of loans was as follows:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
One —to four-family	$93,026	$—	$3,363	$—	$96,389
Multi-family and commercial	2,840	225	6,626	—	9,691
Home equity	7,959	—	533	—	8,492
Consumer and other	372	—		—	372
Total	$104,197	$225	$10,522	$—	$114,944

NOTE 4 - LOANS (Continued)

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Total
One —to four-family	$93,144	$201	$3,956	$—	$97,301
Multi-family and commercial	2,606	4,569	5,672	—	12,847
Home equity	9,996	—	145	—	10,141
Consumer and other	181	—	—	—	181
Total	$105,927	$4,770	$9,773	$—	$120,470

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

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

At September 30, 2014 and December 31, 2013, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

September 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale
U.S. government-sponsored enterprises	$17,963	$—	$17,963	$—
Residential agency mortgage-backed	39,614	—	39,614	—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale
U.S. government-sponsored enterprises	$8,906	$—	$8,906	$—
Residential agency mortgage-backed	54,898	—	54,898	—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 5 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

	September 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Multi-family and commercial	$166	$—	$—	$166
Other real estate owned:
One –to four-family	62	—	—	62
Multi-family and commercial	1,299	—	—	1,299

	December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
One –to four-family	$513	$—	$—	$513
Multi-family and commercial	526	—	—	526
Other real estate owned:
One –to four-family	130	—	—	130
Multi-family and commercial	2,283	—	—	2,283

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

At September 30, 2014, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $166, resulting in $4 additional provision for loan losses for nine months ended September 30, 2014. There was no valuation allowance as of September 30, 2014. At December 31, 2013, impaired loans had a recorded investment of $1,413, net of a valuation allowance of $374, resulting in no additional provision for loan losses for the year ended December 31, 2013.

At September 30, 2014, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,670, net of a valuation allowance of $309, resulting in $86 write-downs during the nine months ended September 30, 2014.  At December 31, 2013, other real estate owned had a carrying amount of $2,636, net of a valuation allowance of $223, resulting in no additional write-downs during 2013.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 5 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	September 30, 2014
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — Multifamily and Commercial	$166	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 — 11.7%(-0.2%)
Other real estate owned — One -to four family	$62	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 - 5.3% (2.9%)
Other real estate owned — multi-family and commercial	$90	Sales comparison approach	Adjustment for differences between the comparable sales	76.2 — 159.0% (126.6%)
	1,209	Income approach	Adjustment for differences in net operating income expectations	13.1% (13.1%)
			Capitalization rate	8.3% (8.3%)

	December 31, 2013
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans — One —to four-family	$513	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 — 31.2% (5.5%)
Impaired loans — Multifamily and commercial	$526	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 — 23.7%(-6.4%)
Other real estate owned — One -to four family	$130	Sales comparison approach	Adjustment for differences between the comparable sales	0.0% (0.0%)
Other real estate owned — multi-family and commercial	$1,037	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 — 4.9% (1.1%)
	1,246	Income approach	Adjustment for differences in net operating income expectations	12.0% (12.0%)
			Capitalization rate	9.8% (9.8%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 5 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	September 30, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,477	$28,477	$—	$—	$28,477
Securities held-to-maturity	332	—	344	—	344
Loans, net (less impaired loans)	113,662	—	—	112,414	112,414
Federal Home Loan Bank stock	1,768	N/A	N/A	N/A	N/A
Accrued interest receivable	460	—	40	420	460
Financial liabilities
Non-interest-bearing deposits	$19,233	$19,233	$—	$—	$19,233
Interest-bearing deposits	143,776	—	143,639	—	143,639
FHLB advances	14,000	—	14,240	—	14,240
Advances from borrowers for taxes	1,059	—	1,059	—	1,059
Accrued interest payable	28	—	28	—	28

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

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

(Dollars in thousands, except per share and share data)

(i)            Advances From Borrowers For Taxes

The carrying value of the short-term borrowings approximated fair value and are classified as Level 2.

(j)            Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 6 - EARNINGS PER SHARE

According to the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released. The Company’s nonvested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

The table below calculates the earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net income	$329	$175	$2,036	$680
Distributed earnings allocated to participated securities	3	—	3	—
Undistributed income allocated to participated securities	5	—	13	—
Earnings allocated to common shareholders	321	175	2,020	680

Weighted common shares outstanding including participating securities	2,252,924	2,313,696	2,228,180	2,314,130
Less: Participating securities	(56,267)	—	(21,641)	—
Weighted-average common shares outstanding	2,196,657	2,313,696	2,206,539	2,314,130

Basic earnings per common share	$0.15	$0.08	$0.92	$0.29

Diluted:
Net earnings allocated to common stock	$321	$175	$2,020	$680

Weighted average shares for basic	2,196,657	2,313,696	2,206,539	2,314,130
Diluted effects:
Stock options	—	—	—	—
Stock awards	—	—	—	—
Diluted weighted-average shares for basic	2,196,657	2,313,696	2,206,539	2,314,130

Diluted earnings per common share	$0.15	$0.08	$0.92	$0.29

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

At September 30, 2014 and 2013, there were 119,507 and 1,375 anti-dilutive stock options, respectively.

Weighted average common shares outstanding were adjusted to reflect the completion of the second-step conversion using an exchange ratio of 1.1460 for shares held by the public prior to October 9, 2013. In addition, employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At September 30, 2014 there were 108,783 shares unearned from the employee stock ownership plan. There were no unearned shares at September 30, 2013.

NOTE 7 - INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company had net deferred tax assets of $2,712 and $1,034 respectively. At December 31, 2013, the net deferred tax asset was net of a $1,790 valuation allowance. The valuation allowance was recorded in 2009 due to accumulated operating losses during the three years prior to 2009. The Company could not fully rely on projected future taxable income to utilize deferred tax assets and therefore a valuation allowance was established and maintained through

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

March 31, 2014 to the amount of net deferred tax assets that could be supported. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of our deferred tax asset. Based upon the Company’s recent sustained ability to generate taxable income and projections of future taxable income over the periods in which our existing deferred tax assets, including our NOL carryforward, was expected to become deductible, management determined that the realization of our deferred tax assets was more likely-than-not as of June 30, 2014. As a result a valuation allowance for the deferred tax asset was unnecessary and the remaining deferred tax asset valuation allowance of $1,701 was reversed at June 30, 2014. Excluding the reversal of the remaining deferred tax asset valuation allowance of $1,701, the Company recorded income tax expense of $2 for the first nine months of 2014. The amount of our deferred tax asset considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimated future taxable income is reduced.

NOTE 8—EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of September 30, 2014, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

For stock options, certain key employees and nonemployee directors were granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were 118,132 options granted in May 2014. No options became vested, exercised, or expired during the nine months ended September 30, 2014. Total unrecognized compensation expense for stock options was $130 as of September 30, 2014. Compensation expense totaled $9 for the nine months ended September 30, 2014. Management expects all options to vest over the remaining vesting period of 4.6 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. The Company awarded 56,267 shares of stock awards in May 2014. No awards were vested during the nine months ended September 30, 2014. Total unrecognized compensation expense for awards was $630 as of September 30, 2014. Compensation expense totaled $45 for the nine months ended September 30, 2014. Management expects all awards to vest over the remaining vesting period of 4.6 years.

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 9 — SUBSEQUENT EVENTS

On October 21, 2014, the Company announced its Board of Directors had adopted a second stock repurchase program.  Under the repurchase program, the Company may repurchase up to 115,000 shares of its common stock, or approximately 5.0% of its outstanding shares.

In addition, on October 21, 2014 the Board of Directors of the Company announced the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of November 4, 2014 and is expected to be paid on November 25, 2014.

On October 30, 2014, the Company completed its first stock repurchase program adopted on May 23, 2014. Under the plan, the Company repurchased 56,267 shares, or approximately 2.4%, of its common stock. The shares were repurchased by the Company at an average price of $13.41 per share.

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

Recent Developments

On October 21, 2014, the Company announced its Board of Directors had adopted a second stock repurchase program.  Under the repurchase program, the Company may repurchase up to 115,000 shares of its common stock, or approximately 5.0% of its outstanding shares.

In addition, on October 21, 2014 the Board of Directors of the Company announced the declaration of a quarterly cash dividend on the Company’s outstanding common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of November 4, 2014 and is expected to be paid on November 25, 2014.

On October 30, 2014, the Company completed its first stock repurchase program adopted on May 23, 2014. Under the plan, the Company repurchased 56,267 shares, or approximately 2.4%, of its common stock. The shares were repurchased by the Company at an average price of $13.41 per share.

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

Multifamily and commercial mortgage loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  At September 30, 2014, large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans were collectively evaluated for impairment, and accordingly, they were not separately identified for impairment disclosures.  At December 31, 2013, large groups of smaller balance homogenous loans were individually evaluated for impairment and identified for impairment disclosures.

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

Overview

We had net income of $329,000, or $0.15 per share, for the three months ended September 30, 2014 compared to net income of $175,000, or $0.08 per share, for the same period in 2013. Net income for the nine months ended September 30, 2014 was $2.0 million, or $0.92 per share, compared to $680,000, or $0.29 per share for the nine months ended September 30, 2013.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Total consolidated assets as of September 30, 2014 were $216.3 million, a decrease of $4.6 million, or 2.1%, from $220.9 million at December 31, 2013.  The decrease was primarily due to a decrease in securities available-for-sale of $6.2 million, a decrease of $5.3 million in net loans, and a decrease of $1.2 million in other real estate owned, partially offset by a $6.2 million increase in cash and cash equivalents and a $1.8 million increase in other assets.

Cash and cash equivalents increased $6.2 million, or 27.8%, to $28.5 million at September 30, 2014 from $22.3 million at December 31, 2013. The primary reason for the increase in cash and cash equivalents was due to the principal repayments, calls and sales of securities available-for-sale, sales and principal payments of loans, and proceeds from the sale of other real estate owned, partially offset by a reduction in deposits and the repayment of $3.0 million in maturing Federal Home Loan Bank advances.

Securities available-for-sale decreased $6.2 million, or 9.8%, to $57.6 million at September 30, 2014 from $63.8 million at December 31, 2013.  The primary reason for the decrease in securities available-for-sale was due to principal repayments, calls and sales of $28.5 million, offset by new purchases of $22.0 million and a $203,000 decrease in the unrealized loss as a result of the decrease in interest rates during the nine months ended September 30, 2014.

Net loans decreased $5.3 million, or 4.5%, to $113.8 million at September 30, 2014 from $119.1 million at December 31, 2013.  The decrease was primarily attributable to the second quarter 2014 multi-family loan sale of $1.2 million and principal repayments and prepayments in the one-to four-family, multi-family and commercial, and home equity loan portfolios for the nine months ended September 30, 2014. One-to- four-family loans decreased $912,000, or 0.9%, to $96.4 million at September 30, 2014 from $97.3 million at December 31, 2013. Multi-family and commercial loans declined $3.2 million, or 24.6%, to $9.7 million at September 30, 2014 from $12.9 million at December 31, 2013. Home equity loans decreased $1.6 million, or 16.3%, to $8.5 million at September 30, 2014 from $10.1 million at December 31, 2013. The decrease in net loans was primarily due to the multi-family loan sale, an extremely competitive market for single family loans, and significant price competition for multi-family and commercial real estate loans in the Bank’s marketplace.

Other real estate owned decreased $1.2 million, or 46.7%, to $1.4 million at September 30, 2014 from $2.6 million at December 31, 2013. The decrease was primarily due to a third quarter 2014 sale of a $1.0 million  property, which represented a 12.1% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois. The sale resulted in a gain of $740,000.

Other assets increased $1.8 million, to $3.1 million at September 30, 2014 from $1.3 million at December 31, 2013. The primary reason for the increase was due to the second quarter 2014 reversal of the remaining deferred tax asset valuation allowance of $1.7 million. The reversal of the deferred tax asset valuation allowance was a result of our sustained profitability and improved credit quality that has led to significantly lower credit costs and expectations for future taxable income.

Liabilities. Total liabilities decreased $5.3 million, or 2.9%, to $180.6 million at September 30, 2014 from $185.9 million at December 31, 2014. The decrease in total liabilities was a result of a $1.5 million decrease in total deposits and a $3.0 million decrease in Federal Home Loan Bank advances.

Deposits. Total deposits decreased $1.5 million, or 0.9%, to $163.0 million at September 30, 2014 from $164.5 million at December 31, 2013. Total deposits decreased primarily due to seasonal fluctuations in municipal deposit balances due to timing differences between tax collections and expenditures. Money market accounts decreased $2.5 million, or 35.0%, to $4.7 million at September 30, 2014 from $7.2 million at December 31, 2013. Passbook accounts decreased $517,000, or 0.8%, to $63.4 million at September 30, 2014 from $63.9 million at December 31, 2013. NOW and checking accounts increased $1.3 million, or 4.5%, to $30.4 million at September 30, 2014 from $29.1 million at December 31, 2013. Certificates of deposit increased $228,000, or 0.4%, to $64.6 million at September 30, 2014 from $64.4 million at December 31, 2013.

Federal Home Loan Bank Advances. Federal Home Loan Bank of Chicago advances decreased $3.0 million, or 17.6%, to $14.0 million at September 30, 2014 from $17.0 million at December 31, 2013.  We repaid maturing FHLB advances of $3.0 million with a weighted average interest rate of 1.83% during the nine months ended September 30, 2014. Outstanding Federal Home Loan Bank of Chicago advances at September 30, 2014 were fixed-rate with maturities of one to three years with a weighted average interest rate of 2.32%.

Stockholders’ Equity. Total stockholders’ equity increased $468,000, or 1.4%, to $34.9 million at September 30, 2014 from $34.4 million at December 31, 2013. The increase primarily resulted from net income of $2.0 million and a decrease in the unrealized loss on securities classified as available-for-sale of $203,000, partially offset by repurchased shares of 50,867 at an average price of $13.39 per share through the first stock repurchase program for a total cost of $681,000 and dividend payments on shares of common stock of $925,000. Stockholders’ equity also decreased due to an increase in the ESOP repurchase obligation of $219,000 during the nine months ended September 30, 2014 to $865,000 from $646,000 at December 31, 2013 reflecting the increase in the market value of the vested portion of the common stock held in the ESOP. Book value per share was $15.03 at September 30, 2014 as compared to $14.86 at December 31, 2013.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	729	1,715
Non-accrual loans (excludes troubled debt restructurings)	2,090	1,556
Total non-performing loans	$2,819	$3,271
Other real estate owned	1,400	2,628

Total non-performing assets	$4,219	$5,899

Non-performing assets to total assets	1.95%	2.67%
Non-performing loans to total loans	2.45	2.72
Allowance for loan losses to non-performing loans	42.78	42.77
Allowance for loan losses to total loans	1.05	1.16

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $4.2 million, or 1.95% of total assets, as of September 30, 2014 and $5.9 million, or 2.67% of total assets, as of December 31, 2013. The decrease in nonperforming loans was primarily attributable to the sale of a

$523,000 multi-family nonaccrual loan, partially offset by net additions from the lower risk one —to four-family and home equity loan portfolios of $181,000.  Net charge-offs for the three months ended September 30, 2014 and 2013 were $205,000 and $47,000, respectively. The allowance for loan losses totaled $1.2 million at September 30, 2014 and $1.4 million at December 31, 2013.  This represents a ratio of the allowance for loan losses to total loans of 1.05% at September 30, 2014 and 1.16% at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on the multi-family and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

At September 30, 2014, we had 22 one- to four-family residential loans with an aggregate principal balance of $1.7 million on non-accrual status.  At September 30, 2014, we had five commercial real estate loans with an aggregate principal balance of $909,000 on non-accrual status, none of which had a principal balance in excess of $500,000. At September 30, 2014, we had nine one- to four-family residential loans and four commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million of which $729,000 was on non-accrual status.

At September 30, 2014, we had a $3.6 million commercial real estate loan secured by a golf course located in Flossmor, Illinois. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined the borrower displayed well-defined credit weaknesses that may jeopardize full collection of principal and interest if not corrected. As a result, the loan was classified as substandard as of September 30, 2014. However, the loan was performing in accordance with its terms and is on accrual status.

At September 30, 2014, we had an other real estate owned property of $1.2 million representing a 3.4% participation in a $41.1 million indoor water park. As of September 30, 2014, the property was under a letter of intent by a third party to purchase the property.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General.  Net income for the three months ended September 30, 2014 increased $154,000, or 88.0%, to $329,000, compared to net income of $175,000 for the three months ended September 30, 2013. The increase reflected an increase in non-interest income of $721,000, partially offset by a decrease in net interest income of $122,000, an increase in the provision for loan losses of $207,000, and an increase in the provision for federal income taxes of $192,000.

Interest Income.  Total interest income decreased $139,000, or 9.2%, to $1.4 million for the three months ended September 30, 2014 from $1.5 million for the same period in 2013.  The decrease was primarily due to a 34 basis points decrease in the average yield earned on interest earning assets. The average yield on interest earning assets was 2.69% for the three months ended September 30, 2014 as compared to 3.03% for the same period in 2013.

Interest income from loans decreased by $96,000, or 7.7%, to $1.2 million for the three months ended September 30, 2014 as compared to the prior year period. The decrease in interest income from loans was due to the decreases in the average loan yield and average loan balance during the three months ended September 30, 2014 as compared to the prior year period. The average yield on loans decreased to 3.94% during the three months ended September 30, 2014 from 4.05% for the same period in 2013.   The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and prepayments or repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $6.1 million to $117.0 million for the three months ended September 30, 2014 from $123.0 million for the same period in 2013. The decrease in the average loan balance was primarily due to the $1.2 million multi-family loan sale, an extremely competitive market for single family loans, and significant price competition for multi-family and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $57,000, or 22.3%, to $199,000 for the three months ended September 30, 2014, from $256,000 for the three months ended September 30, 2013.  The decrease resulted from decreases in the average balance and average yield on securities. The average balance of securities decreased $6.5 million to $58.5 million for the three months ended September 30, 2014 from $65.0 million for the same period in 2013. The decrease in the average securities balance was due to securities calls, sales, and principal repayments exceeding new purchases. The average yield on securities decreased 21 basis points to 1.36% during the three months ended September 30, 2014 from 1.57% for the same period in 2013. The decrease in the average yield on securities was due to new securities purchases at lower yields than legacy securities.

Interest Expense.  Interest expense decreased by $17,000, or 6.1%, to $260,000 for the three months ended September 30, 2014, from $277,000 for the same period in 2013.  The primary reasons for the decrease were due to the $7.0 million decrease in the average balance of interest bearing liabilities and a one basis point decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $160.6 million and $167.6 million for the three months ended September 30, 2014 and September 30, 2013 respectively, while the average cost of interest bearing liabilities was 65 basis points for the three months ended September 30, 2014 as compared to 66 basis points for the same period in 2013.

Interest expense on deposits increased by $5,000, or 2.9%, to $176,000 for the three months ended September 30, 2014, from $171,000 for the same period in 2013. Our average cost of deposits slightly increased two basis points to 48 basis points for the three months ended September 30, 2014 compared to 46 basis points for the same period in 2013. The increase in our average costs of deposits was primarily due to our competitive rates on our new certificates of deposit products, partially offset by a decrease in our legacy certificates of deposit balances. Total average interest-bearing deposit balances decreased $2.0 million to $146.1 million for the three months ended September 30, 2014, from $148.1 million for the same period in 2013 due primarily to the decrease in the average balance of certificates of deposit of $3.1 million.  The decrease in certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity.

Interest expense on Federal Home Loan Bank advances decreased $22,000, or 20.8%, to $84,000 for the three months ended September 30, 2014, from $106,000 for the same period in 2013. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.0 million to $14.5 million for the three months ended September 30, 2014 from $19.5 million for the same period in 2013. The decrease was due to the repayment of $5.0 million in maturing Federal Home Loan Bank advances during the current period.

Net Interest Income.  Net interest income decreased by $122,000, or 9.9%, to $1.1 million for the three months ended September 30, 2014. The prolonged period of low interest rates and highly competitive loan environment continued to put downward pressure on the net interest margin and net interest rate spread. The net interest margin declined 29 basis points to 2.18% for the third quarter 2014 compared to 2.47% for the third quarter 2013 and the net interest rate spread declined 13 basis points to 2.17% for the third quarter 2014 compared to 2.30% for the third quarter 2013. These declines were primarily a result of the decrease in the average yield on loans and a change in the mix of interest-earning assets, which have shifted from loans and securities available for-sale to low-yielding cash and cash equivalents. The average rate earned on interest-earning assets declined 34 basis points to 2.69%, while the average rate paid on interest-bearing liabilities decreased one basis point to 65 basis points for the third quarter of 2014 compared to the third quarter of 2013.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 2014 and 2013.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$26,688	$17	0.25%	$9,347	$4	0.17%
Securities	58,526	199	1.36	65,040	256	1.57
Loans receivable	116,965	1,151	3.94	123,045	1,247	4.05
Federal Home Loan Bank of Chicago common stock	1,768	2	0.45	1,768	1	0.23
Total interest-earning assets	203,947	1,369	2.69	199,200	1,508	3.03
Total non-interest-earning assets	16,672			17,121
Total assets	$220,619			$216,321

Interest-bearing liabilities:
Passbook accounts	$63,723	24	0.15%	$64,840	22	0.14%
NOW accounts	11,089	—	—	10,653	—	—
Money market accounts	6,666	—	—	4,912	—	—
Certificates of deposit	64,659	152	0.94	67,719	149	0.88
Total deposits	146,137	176	0.48	148,124	171	0.46
Federal Home Loan Bank of Chicago advances	14,500	84	2.32	19,500	106	2.17
Total interest-bearing liabilities	160,637	260	0.65	167,624	277	0.66
Non-interest-bearing demand deposits-checking accounts	$19,939			$22,268
Other liabilities	4,490			3,988
Total liabilities	185,066			193,880
Stockholders’ Equity	35,553			22,441
Total liabilities and stockholders’ equity	$220,619			$216,321

Net interest income		$1,109			$1,231
Net interest rate spread (1)			2.04%			2.37%
Net interest-earning assets (2)	$43,310			$31,576
Net interest margin (3)			2.18%			2.47%
Average interest-earning assets to average interest-bearing liabilities	126.96%			118.84%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision of $207,000 for loan losses for the three months ended September 30, 2014 and no provision for loan losses for the three months ended September 30, 2013. The provision for loan losses for the three months ended September 30, 2014 was primarily due to net charge-offs of $205,000 during the period. Net charge-offs during the three months ended September 30, 2013 was $47,000. The allowance for loan losses was $1.2 million, or 1.05% of total loans, at September 30, 2014 compared to $1.4 million, or 1.16%, at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on the multi-family and commercial real estate loans collectively evaluated for impairment, continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2014 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $721,000, or 305.5%, to $957,000 for the three months ended September 30, 2014 from $236,000 for the three months ended September 30, 2013.  The increase was due to an other real estate owned sale during the third quarter of 2014 which resulted in a gain of $740,000 and a $56,000 gain on sale of securities available-for-sale.

Non-Interest Expense.  Non-interest expense increased $46,000 to $1.3 million for the three months ended September 30, 2014. The increase was primarily the result of an increase in compensation and employee benefits expense, professional and regulatory expense, and other expense items, which were partially offset by a decrease in federal deposit insurance expense and other real estate owned loss expense.

Compensation and employee benefits expense increased $63,000 to $655,000 for the three months ended September 30, 2014 from $592,000 for the same period in 2013. The increase was attributable to stock-based compensation expense during the three months ended September 30, 2014.

Professional and regulatory expense increased $37,000 to $122,000 for the three months ended September 30, 2014 from $85,000 for the three months ended September 30, 2013. The increase was primarily due to the additional expenses associated with operating as a public company since our second step conversion was completed in October 2013.

Other non-interest expense items increased $41,000 to $156,000 for the three months ended September 30, 2014 from $115,000 for the same period in 2013. The increase was attributable to legal expenses related to problem loans and costs associated with flood damage at a branch location.

Federal deposit insurance expense decreased $20,000 to $48,000 for the three months ended September 30, 2014 from $68,000 for the same period in 2013. The decrease was due to the improvement in the Bank’s regulatory rating.

Other real estate owned expense decreased $48,000, or 53.3%, to $42,000 for the three months ended September 30, 2014 from $90,000 for the same period last year. The decrease was primarily attributable to the sale of the $1.0 million other real estate owned property during the third quarter 2014.

Provision for Income Taxes.  We recorded income tax expense of $192,000 for the three months ended September 30, 2014 and no income tax expense for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 36.9%.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013

General.  Net income increased $1.4 million, or 199.4%, to $2.0 million for the nine months ended September 30, 2014 compared to net income of $680,000 for the nine months ended September 30, 2013. The increase reflected an income tax benefit recognized of $1.7 million during the second quarter of 2014 from the reversed valuation allowance on the deferred tax asset and an increase in non-interest income of $690,000, partially offset by a decrease in net interest income of $176,000, an increase in the provision for loan losses of $687,000, and an increase in non-interest expense of $170,000.

Interest Income.  Total interest income decreased $279,000, or 6.1%, to $4.3 million for the nine months ended September 30, 2014 from $4.5 million for the same period in 2013.  The decrease was primarily due to a 23 basis points decline in the average yield earned on interest earning assets. The average yield on interest earning assets was 2.80% for the nine months ended September 30, 2014 as compared to 3.03% for the same period in 2013.

Interest income from loans decreased by $221,000, or 5.8%, to $3.6 million for the nine months ended September 30, 2014, from $3.8 million for the nine months ended September 30, 2013. The decrease in interest income from loans was due to decreases in the average loan yield and average loan balance during the nine months ended September 30, 2014 as compared to the prior year period. The average yield on loans decreased to 3.99% during the nine months ended September 30, 2014 from 4.14% for the same period in 2013. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments or prepayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $2.7 million to $119.0 million for the nine months ended September 30, 2014 from $121.7 million for the same period in 2013. The decrease in the average loan balance was primarily due to the $1.2 million multi-family loan sale, an extremely competitive market for single family loans, and significant price competition for multi-family and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $86,000, or 11.5%, to $660,000 for the nine months ended September 30, 2014, from $746,000 for the nine months ended September 30, 2013.  The decrease primarily resulted from a decrease in the average balance of securities. The average balance of securities decreased $7.1 million to $59.6 million for the nine months ended September 30, 2014 from $66.7 million for the same period in 2013.  The decrease in the average securities balance was due to securities calls, sales, and principal repayments exceeding new purchases.

Interest Expense.  Interest expense decreased by $103,000, or 11.9%, to $763,000 for the nine months ended September 30, 2014, from $866,000 for the same period in 2013.  The primary reasons for the decrease were due to the $10.3 million decrease in the average balance of interest bearing liabilities and a five basis points decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $160.2 million and $170.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, while the average cost of interest bearing liabilities was 63 basis points for the nine months ended September 30, 2014 as compared to 68 basis points for the same period in 2013.

Interest expense on deposits decreased by $32,000, or 6.0%, to $503,000 for the nine months ended September 30, 2014, from $535,000 for the same period in 2013. Average interest-bearing deposit balances decreased $5.3 million to $145.0 million for the nine months ended September 30, 2014, from $150.3 million for the same period in 2013 due primarily to the decrease in the average balance of certificates of deposit of $5.2 million.  The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts re-priced to current low market interest rates upon maturity. Our average cost of deposits decreased one basis point to 46 basis points for the nine months ended September 30, 2014 from 47 basis points for the nine months ended September 30, 2013. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits and the continued re-pricing of certificates of deposit to current low market interest rates upon maturity.

Interest expense on Federal Home Loan Bank advances decreased $71,000, or 21.5%, to $260,000 for the nine months ended September 30, 2014, from $331,000 for the same period in 2013. The primary reason for the decrease was a decrease in the average balance of Federal Home Loan Bank of Chicago advances. Average balances of Federal Home Loan Bank of Chicago advances decreased $5.0 million to $15.2 million for the nine months ended September 30, 2014 from $20.2 million for the same period in

2013. The decrease was due to the repayment of $5.0 million in maturing Federal Home Loan Bank advances during the current period.

Net Interest Income.  Net interest income decreased by $176,000 to $3.5 million for the nine months ended September 30, 2014, from the comparable period in 2013. The prolonged period of low interest rates and highly competitive loan environment continued to put downward pressure on the net interest margin and net interest rate spread. The net interest margin declined 15 basis points to 2.30% for the nine months ended September 30, 2014 compared to 2.45% for the nine months ended September 30, 2013 and the net interest rate spread declined 12 basis points to 2.22% for the nine months ended September 30, 2014 compared to 2.34% for the nine months ended September 30, 2013. These declines were primarily a result of a decrease in the average yield on loans and a change in the mix of interest-earning assets, which have shifted from loans and securities available for-sale to low-yielding cash and cash equivalents. This decrease was partially offset by a decrease in the average cost of interest-bearing deposits resulting from continued change in the mix of deposits to core deposits (deposits excluding certificates of deposit) and the continued re-pricing of certificates of deposit to lower current market interest rates upon maturity. The average rate earned on interest-earning assets declined 23 basis points to 2.80%, while the average rate paid on interest-bearing liabilities declined five basis points to 63 basis points for the nine months ended September 30, 2014 compared to the same period in 2013.

The following table presents for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 2014 and 2013.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$23,081	$42	0.24%	$10,355	$16	0.21%
Securities	59,593	660	1.48	66,652	746	1.49
Loans receivable	118,965	3,561	3.99	121,680	3,782	4.14
Federal Home Loan Bank of Chicago common stock	1,768	6	0.45	1,724	4	0.31
Total interest-earning assets	203,407	4,269	2.80	200,411	4,548	3.03
Total non-interest-earning assets	16,034			16,779
Total assets	$219,441			$217,190

Interest-bearing liabilities:
Passbook accounts	$63,723	70	0.15%	$64,917	64	0.13%
NOW accounts	10,624	—	—	10,705	—	—
Money market accounts	6,557	—	—	5,361	1	0.02
Certificates of deposit	64,109	433	0.90	69,343	470	0.90
Total deposits	145,013	503	0.46	150,326	535	0.47
Federal Home Loan Bank of Chicago advances	15,200	260	2.28	20,200	331	2.18
Total interest-bearing liabilities	160,213	763	0.63	170,526	866	0.68
Non-interest-bearing demand deposits-checking accounts	$19,654			$20,004
Other liabilities	4,748			3,939
Total liabilities	184,615			194,469
Stockholders’ Equity	34,826			22,721
Total liabilities and stockholders’ equity	$219,441			$217,190

Net interest income		$3,506			$3,682
Net interest rate spread (1)			2.17%			2.35%
Net interest-earning assets (2)	$43,194			$29,885
Net interest margin (3)			2.30%			2.45%
Average interest-earning assets to average interest-bearing liabilities	126.96%			117.53%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $687,000 for the nine months ended September 30, 2014 and no provision for loan losses for the nine months ended September 30, 2013. The provision for loans losses for the nine months ended September 30, 2014 was primarily due to net charge-offs of $880,000 during the period. Net charge-offs for the nine months ended September 30, 2013 were $138,000. The allowance for loan losses was $1.2 million, or 1.05% of total loans, at September 30, 2014 compared to $1.4 million, or 1.16%, at December 31, 2013. The decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on the multi-family and commercial real estate loans collectively evaluated for impairment, continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2014 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $690,000, or 105.3%, to $1.3 million for the nine months ended September 30, 2014 from $655,000 for the nine months ended September 30, 2013.   The increase was primarily due to an other real estate owned sale during the third quarter of 2014 which resulted in a gain of $740,000.

Non-Interest Expense.  Non-interest expense increased $170,000, or 4.6%, to $3.8 million for the nine months ended September 30, 2014.  The increased was a result of an increase in professional and regulatory expense, federal deposit insurance, and other expense items, which was partially offset by a decrease in occupancy expense and other real estate owned loss expense.

Professional and regulatory expense increased $159,000 to $388,000 for the nine months ended September 30, 2014 from $229,000 for the nine months ended September 30, 2013. The increase was primarily due to our operating as a public company since our second step conversion was completed on October 9, 2013.

Federal deposit insurance expense increased $43,000 to $184,000 for the nine months ended September 30, 2014 from $141,000 for the nine months ended September 30, 2013. The increase was due to our receipt of a refund which was applied as a credit adjustment to expense for the nine months ended September 30, 2013.

Other expense items increased $78,000 to $429,000 for the nine months ended September 30, 2014 from $351,000 for the nine months ended September 30, 2013. The increase was attributable to legal expenses related to problem loans and costs associated with flood damage at a branch location.

Occupancy expense decreased $35,000 to $537,000 for the nine months ended September 30, 2014 from $572,000 for the nine months ended September 30, 2013. The primary reason for the decrease was due to a real estate tax refund received and applied as a reduction to occupancy expense during the nine months ended September 30, 2014.

Other real estate owned loss expense decreased $50,000 to $67,000 for the nine months ended September 30, 2014 from $117,000 for the nine months ended September 30, 2013. The decrease was primarily attributable to the sale of the $1.0 million other real estate owned property during the third quarter 2014.

Provision for Income Taxes.  We recorded an income tax benefit of $1.7 million for the nine months ended September 30, 2014 and no income tax expense or benefit for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we reversed the remaining deferred tax asset valuation allowance of $1.7 million and recorded income tax expense of $2,000.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 44.4% and 41.8% for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago amounted to $14.0 million at September 30, 2014 and $17.0 million at December 31, 2013.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and JP Morgan Chase which provides an additional source of funds.  At September 30, 2014, we had $14.0 million in advances outstanding and were eligible to borrow an additional $53.7 million from the Federal Home Loan Bank of Chicago. At September 30, 2014, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $14.0 million in Federal Home Loan Bank advances, $9.0 million is due within one year and $5.0 million is due between one and two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $274,000 and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, were $13.1 million and $2.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014, we purchased $22.0 million and sold $11.3 million in securities held as available-for sale, and during the nine months ended September 30, 2013, we purchased $10.7 million and sold $1.7 million in securities held as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, Federal Home Loan Bank advances, repurchases of common stock, and dividends paid to our stockholders, was $7.2 million for the nine months ended September 30, 2014. Net cash provided from financing activities was $3.2 million for the nine months ended September 30, 2013.

At September 30, 2014, we had outstanding commitments of $1.6 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At September 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $38.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at September 30, 2014 was 43.6%.

At September 30, 2014, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $29.2 million, or 13.61% of adjusted total assets and total risk-based capital of $30.4 million, or 31.62% of risk-weighted assets. At December 31, 2013, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $28.6 million, or 12.96% of adjusted total assets and total risk-based capital of $29.9 million, or 29.69% of risk-weighted assets.  Accordingly, the Bank was classified as well-capitalized at September 30, 2014 and at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

On May 15, 2012, the board of directors of the Company adopted resolutions requested by the Federal Reserve Bank of Chicago that required written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption by the Company. On September 12, 2014, the Federal Reserve Bank of Chicago provided the Company with a non-objection letter allowing the board of directors to rescind the resolutions. Subsequently, the board of directors rescinded the resolutions and the Company no longer must obtain written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption by the Company.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain available for sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	September 30,		December 31,
	2014		2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$1,290	$323	$2,153	$250
Unused lines of credit and letters of credit	187	8,914	189	10,005

Commitments to make loans are generally made for periods of 120 days or less.  At September 30, 2014, the fixed rate loan commitments had interest rates ranging from 2.88% to 4.75% and the commitments are to extend credit ranging from 6 to 30 years.

For the nine months ended September 30, 2014 and the year ended December 31, 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At September 30, 2014, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2014, the Company adopted its first stock repurchase program whereby the Company may repurchase up to 56,267 shares of its common stock. As of September 30, 2014 the Company had repurchased 50,867 shares at an average price of $13.39.

On October 21, 2014, the Company announced its Board of Directors had adopted a second stock repurchase program. Under the second stock repurchase program, the Company may repurchase up to 115,000 shares of its common stock, or approximately 5.0% of its outstanding shares.

On October 30, 2014, the Company completed its first stock repurchase program adopted on May 23, 2014. Under the plan, the Company repurchased 56,267 shares, or approximately 2.4% of its common stock. The shares were repurchased by the Company at an average price of $13.41.

The Company’s stock repurchases for the three months ended September 30, 2014 are as follows:

			Total #of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of share	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased
July 1 -31, 2014	—	—	—	56,267
August 1 – 31, 2014	6,267	$13.05	6,267	50,000
September 1 – 30, 2014	44,600	$13.44	50,867	5,400

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

Item 6. Exhibits

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended September 30, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                            Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)                        the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President, and Chief Executive Officer

Date:	November 13, 2014

By:	/s/ Emily Lane
Emily Lane, Chief Financial Officer

Date:	November 13, 2014