Form 10-K
period 2014-12-31
AJS Bancorp, Inc.
filed 2015-03-26
CIK 1576336

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of March 23, 2015, there were issued and outstanding 2,198,463 shares of the Registrant’s Common Stock.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant’s predecessor was $22,947,797.

DOCUMENTS INCORPORATED BY REFERENCE

1.                            Annual Report to Stockholders (Part II)

2.                            Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

Item 1.                                                         Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains written statements of AJS Bancorp, Inc., or the Company as defined below and its management that may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of AJS Bancorp, Inc. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of AJS Bancorp, Inc.’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and AJS Bancorp, Inc. undertakes no obligation to update any statement in light of new information or future events.  By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to:

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

AJS Bancorp, Inc.

AJS Bancorp, Inc. (“AJS Bancorp” or the “Company”), is a savings and loan holding company, the principal asset of which consists of its ownership of A.J. Smith Federal Savings Bank (“A.J. Smith Federal”).  The Company’s primary business activities, apart from owning the shares of A.J. Smith Federal, currently consists of loaning funds to A.J. Smith Federal’s ESOP and investing in deposit accounts at A.J. Smith Federal.

On October 9, 2013, AJS Bancorp completed a second step conversion and reorganization and sale of common stock. Prior to the completion of the second step conversion, AJS Bancorp was a federal corporation and mid-tier holding company in the mutual holding company structure. Following the reorganization, AJS Bancorp is the Maryland chartered holding company of A.J. Smith Federal. The Company raised $12.8 million in net proceeds from the offering. Former public stockholders of AJS Bancorp, a federal corporation, exchanged each share of common stock of AJS Bancorp, a federal corporation, for 1.1460 shares of the Company’s common stock in the second step conversion.

At December 31, 2014, AJS Bancorp had consolidated assets of $217.5 million, deposits of $166.2 million and stockholders’ equity of $33.2 million.  AJS Bancorp’s executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and its telephone number at that address is (708) 687-7400. AJS Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System.

A.J. Smith Federal

A.J. Smith Federal was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization.  In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter.  In 1984 we amended our charter to become a federally chartered savings bank.  We are a customer-oriented institution, operating from our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate multifamily and commercial real estate, home equity and consumer loans. We also invest in securities, primarily United States government-sponsored enterprises and agency mortgage-backed securities.  In addition, we offer insurance and investment products and services on a limited basis. A.J. Smith Federal is subject to supervision and regulation by the Office of the Comptroller of the Currency. A.J. Smith Federal’s Internet address is www.ajsmithbank.com.  Information on this website is not and should not be considered to be a part of this Annual Report on Form 10-K.

Market Area

A.J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the greater Chicagoland area.  Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices located approximately 20 miles south of Chicago. Our main office is in Midlothian, Illinois, and we have two branch offices in Orland Park, Illinois.  All three of our offices are located in Cook County.  However, we consider our market area to include both Cook and Will counties. Midlothian is primarily a residential community, and its largest employers are state and local governments, automobile dealerships, financial institutions and retail shops.  In addition, Orland Park contains a number of retail businesses and light industrial companies.  Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing companies.  Major employers in our market area include the Orland Park School District, the Village of Orland Park, and various retailers including Macy’s and Carson’s.  The economy in our market area is not dependent on any single employer or type of business.

The population in our Illinois market area has increased from 2010 to 2013, with a growth rate of 0.9% for Cook County.  The market area’s median household income for the 2013 year was $54,548 which was above the national level of $53,046 for 2013.  The unemployment rate for Cook County for December 2014 was 7.3% and was above the national level of 5.6%.

Competition

We face significant competition in both originating loans and attracting deposits.  The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A.J. Smith Federal, and all of which are our competitors to varying degrees.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies. At June 30, 2014, we had less than 1% of the deposits in Cook County.

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four-family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio consists of multi-family residential and commercial real estate loans and home equity lines of credit.  At December 31, 2014, our gross loans totaled $115.1 million, of which $97.2 million, or 84.4%, were secured by one- to four-family residential real estate, $9.5 million, or 8.3%, were secured by multi-family residential and commercial real estate, $8.1 million, or 7.0%, were home equity lines of credit, and $349,000, or 0.3%, were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.  Due to credit concerns related to commercial lending, we ceased new loan originations for commercial real estate and multi-family loans in 2008 and began diligent monitoring and aggressive resolution efforts to reduce the level of non-performing assets. The results of this effort are reflected in our improved asset quality. Non-performing assets decreased $2.2 million to $4.7 million as of December 31, 2014 from $6.9 million at December 31, 2012. In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. At December 31, 2014, 94.3% of our loans were secured by first and second mortgages on residential real estate.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$97,214	84.44%	$97,301	80.77%	$94,253	78.20%	$95,463	76.89%	$96,332	73.85%
Multi-family and commercial	9,493	8.25	12,847	10.66	13,977	11.60	15,884	12.79	20,740	15.90
Total real estate loans	106,707	92.69	110,148	91.43	108,230	89.80	111,347	89.68	117,072	89.75

Other Loans:
Consumer and other loans	349	0.30	181	0.15	176	0.15	245	0.20	224	0.17
Home equity	8,069	7.01	10,141	8.42	12,129	10.05	12,558	10.12	13,146	10.08
Total loans	115,125	100.00%	120,470	100.00%	120,535	100.00%	124,150	100.00%	130,442	100.00%

Less:
Allowance for loan losses	(1,103)		(1,399)		(1,565)		(1,917)		(1,549)
Deferred loan (fees) costs	109		76		100		102		62
Deferred gain on real estate contract	(1)		(1)		(2)		(2)		(3)

Total loans receivable, net	$114,130		$119,146		$119,068		$122,333		$128,952

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2014.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to four-family residential		Multi-family and Commercial		Consumer and Other		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

One year or less	$428	5.23%	$2,178	3.87%	$168	2.09%	$1,852	2.97%	$4,626	3.57%
Greater than one to three years	1,614	5.57	6,100	5.79	33	3.03	3,094	3.31	10,841	5.04
Greater than three to five years	2,411	4.26	304	5.47	148	2.24	3,043	2.91	5,906	3.58
Greater than five to ten years	13,979	3.38	737	5.73	—	—	80	3.01	14,796	3.49
Greater than 10 to 20 years	44,277	3.44	174	6.50	—	—	—	—	44,451	3.46
More than 20 years	34,505	4.34	—	—	—	—	—	—	34,505	4.34
Total	$97,214	3.82%	$9,493	5.35%	$349	2.24%	$8,069	3.08%	$115,125	3.89%

Fixed and Adjustable-Rate Loan Schedule. The following tables set forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2015.

	At December 31, 2014 and Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$90,401	$6,385	$96,786
Multi-family and commercial	7,315	—	7,315
Total real estate loans	97,716	6,385	104,101

Other loans:
Consumer and other loans	181	—	181
Home equity	196	6,021	6,217
Total loans	$98,093	$12,406	$110,499

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2014, these loans totaled $97.2 million, or 84.4% of our total loan portfolio.  At December 31, 2014, we had $94.9 million of our one- to four-family residential real estate loans in the first lien position and $2.3 million in the second lien position.  The average loan balance of our one- to four-family residential real estate loans was $109,000 at December 31, 2014.

We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2014, $90.8 million, or 93.4% of our one- to four-family residential real estate loans had fixed rates of interest, and $6.4 million, or 6.6% of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed-rate loans include loans that generally amortize on a monthly basis over periods between seven to 30 years.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We also offer home equity loans as to which we take a second mortgage.

We currently offer adjustable-rate mortgage loans (ARM) with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index.  Our adjustable-rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 300 basis points.  Our adjustable-rate mortgages are priced at a level tied to the one-year United States Treasury bill rate.  We do not offer adjustable-rate mortgages that offer the possibility of negative amortization.  In the current low interest rate environment we have not originated a significant dollar amount of adjustable-rate mortgage loans. We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  We have not originated a sub-prime or Alt-A loan since 2006 and do not intend to originate these types of loans in the future.  At December 31, 2014, we had $154,000 outstanding in subprime first and second residential mortgages of which all were performing in accordance with their terms.

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

Multi-Family Loans and Commercial Lending.  At December 31, 2014, $9.5 million, or 8.3% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved properties such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Due to the severity of the last recession and its adverse effect on commercial real estate particularly in the Chicago area, we stopped originating multi-family and commercial real estate loans in 2008. As an accommodation to existing borrowers from 2008 until 2013, we renewed multi-family and commercial lending relationships that had been performing in accordance with their original terms. In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. At December 31, 2014, the average loan balance of our multi-family and commercial real estate loans was $216,000.  At that date, our largest multi-family and commercial real estate loan had a balance of $3.6 million, was secured by a golf course located in Flossmor, Illinois and was performing in accordance with its terms. Our multi-family and commercial real estate loans are generally made for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental consultant’s evaluation of a property depends on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions range from a Phase I Environmental Site Assessment to a Phase II Environmental Report.  The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property.  We typically require a debt service coverage ratio of 120% or higher.  We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

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

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $8.1 million, or 7.0% of our total loan portfolio, as of December 31, 2014.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  We generally offer these loans with a maximum loan to appraised value ratio of 75% (including senior liens on the collateral property).  We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate.  Our lines of credit provide for interest only payments during the term of the loan with the principal amount due at the end of the loan term.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.  We have not originated an Alt-A or subprime home equity line of credit since 2006 and do not intend to originate these types of loans in the future. At December 31, 2014, we had $66,000 outstanding in subprime or Alt-A home equity lines of credit of which $44,000 was on nonaccrual.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2014, consumer loans totaled $349,000, and consisted primarily of automobile loans and loans secured by deposit accounts.  Automobile loans accounted for $212,000 of our consumer loans and loans secured by deposit accounts were $137,000 at December 31, 2014.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand.  Historically, a declining interest rate environment generally would result in increased loan demand, however, in the case of declining real estate values, our loan origination activity may also decline as fewer home purchases occur.  Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period.  In the past, we have originated mortgage loans for sale in the secondary market, and we may do so in the future, although this is not a significant part of our business at this time. In order to supplement our loan originations, we began purchasing fixed-rate jumbo (loan balances of $417,000 or greater) one-to four-family residential loans located in the Chicagoland area from another financial institution in 2012. No jumbo loans were purchased for the year ended December 31, 2014 and $1.7 million were purchased for the year ended December 31, 2013. We intend to continue this relationship in the future. We have also engaged in participation relationships on occasion with other financial institutions.  At December 31, 2014, we had two participations with an aggregate outstanding balance of $1.4 million.  One of these participations totaling $1.2 million was classified as other real estate owned at December 31, 2014.  The second participation has an outstanding balance of $166,000 and was on nonaccrual at December 31, 2014.

The following table shows our loan origination, purchase, and repayment activities for the years indicated.  All loans purchased consisted of one- to four-family residential loans.  All purchased loans are subject to the same underwriting criteria as loans originated by us.  We sold $1.2 million of multifamily loans during the year ended December 31, 2014. We did not sell any loans during the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Loans receivable, beginning of year	$120,470	$120,535	$124,150
Originations by type:
One- to four-family	10,105	12,538	7,140
Multi-family and commercial	50	165	140
Consumer and other	213	—	—
Home equity	1,344	1,438	1,696
Total loans originated	11,712	14,141	8,976
Loans Purchased	—	1,667	1,136
Loans Sold	(1,240)	—	—
Charge-offs	(993)	(230)	(879)
Principal repayments and prepayments	(14,824)	(15,504)	(12,192)

Loans receivable, at end of year	$115,125	$120,470	$120,535

Loan Approval Procedures and Authority.  Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the board of directors.  A loan officer initially reviews all loans, regardless of size or type.  Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter or a Vice President of the loan department.  All loans of $417,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by a Vice President or in their absence, the President or the Loan Committee.  The Loan Committee, which consists of Director Ray Blake, Chairman, President, and Chief Executive Officer, Thomas Butkus, Senior Vice President, Donna Manuel and Vice President, Susan Coleman has the authority to approve all loans up to $750,000.  The Chief Executive Officer and the board of directors must approve loans in excess of $750,000.

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2014, our lending limit was $4.6 million.  At December 31, 2014, our largest lending relationship to one borrower totaled $3.6 million, which is secured by a golf course located in Flossmor, Illinois. This lending relationship was performing in accordance with its terms at December 31, 2014.

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

We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  We have not originated a sub-prime or Alt-A loan since 2006 and do not intend to originate these types of loans in the future.  At December 31, 2014, we had $154,000 outstanding in subprime first and second residential mortgages of which all were performing in accordance with their terms and $66,000 in subprime home equity lines of credit of which $44,000 were on non-accrual.

As of December 31, 2014, our total non-accrual loans were $3.0 million, or 2.59% of total loans, compared to $3.3 million, or 2.72% of total loans, at December 31, 2013. Our non-accrual loans decreased due to the sale of $1.6 million of impaired loans in which $523,000 were on non-accrual. The loan sale was a function of our continued efforts to improve asset quality.

Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan ranged from 0.50% to 5.0%. Modifications involving an extension of the maturity date were for periods ranging from 10 months to 378 months.  No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2014 and December 31, 2013.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2014, we had $1.0 million in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory payment performance and reasonable future payment assurance under the terms of the restructuring.  Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2014, we had $1.4 million in accruing troubled debt restructurings.  As of December 31, 2013, one loan with a recorded investment of $34,000 that was modified as a troubled debt restructuring within the previous twelve months defaulted after restructure.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio and other real estate owned at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans (less non-accruing troubled debt restructured loans):
One- to four-family residential	$1,754	$1,325	$1,465	$765	$595
Multi-family and commercial	—	67	—	607	2,594
Consumer and other	—	—	—	—	—
Home equity	192	164	175	79	9
Total non-accrual loans	1,946	1,556	1,640	1,451	3,198

Non-accruing troubled debt restructured loans:
One- to four-family residential	132	240	591	738	—
Multi-family and commercial	900	1,475	1,574	423	—
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total non-accruing troubled debt restructured loans	1,032	1,715	2,165	1,161	—

Loans greater than 90 days delinquent and still accruing:
One- to four-family residential	—	—	—	—	—
Multi-family and commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total loans greater than 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	2,978	3,271	3,805	2,612	3,198

Other real estate owned:
One- to four-family residential	452	205	239	232	—
Multi-family and commercial	1,299	2,423	2,865	3,379	3,368
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total other real estate owned	1,751	2,628	3,104	3,611	3,368

Total non-performing assets	$4,729	$5,899	$6,909	$6,223	$6,566

Accruing troubled debt restructured loans:
One- to four-family residential	$1,431	$1,249	$1,102	$968	$1,746
Multi-family and commercial	—	1,110	1,139	1,926	2,992
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total accruing troubled debt restructured loans	$1,431	$2,359	$2,241	$2,894	$4,738

Ratios:
Non-performing loans to total loans	2.59%	2.72%	3.16%	2.10%	2.45%

Non-performing assets to total assets	2.17%	2.67%	3.12%	2.61%	2.63%

Other Real Estate Owned.  Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  During the year ended December 31, 2014, there were no commercial lending relationships and three one- to four-family residential lending relationships transferred into other real estate owned for a total of $437,000.  For the year ended December 31, 2013, there were no commercial lending relationships and four one- to four-family residential lending relationships transferred into other real estate owned for a total of $139,000.  We had $1.8 million and $2.6 million in other real estate owned at December 31, 2014 and December 31, 2013, respectively.

Non-performing Assets.  We had non-performing assets of $4.7 million, or 2.17% of total assets, as of December 31, 2014 compared to $5.9 million, or 2.67% of total assets, as of December 31, 2013. The allowance for loan losses totaled $1.1 million at December 31, 2014 and $1.4 million at December 31, 2013. This represents a ratio of the allowance for loan losses to gross loans receivable of 0.96% at December 31, 2014 and 1.16% at December 31, 2013. The allowance for loan losses to non-performing loans was 37.04% at December 31, 2014 and 42.77% at December 31, 2013.

At December 31, 2014, we had 32 one-to four-family residential loans and home equity lines of credit with an aggregate principal balance of $2.1 million on non-accrual. At December 31, 2014, we had five commercial real estate loans with an aggregate principal balance of $900,000 on non-accrual, with the largest having an outstanding balance of $341,000. At December 31, 2014, we had ten one-to four family residential loans and five commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.5 million of which $1.0 million was on non-accrual.

At December 31, 2014, we had an other real estate owned property of $1.2 million representing a 3.4% participation in a $42.8 million indoor water park. The property has been generating operating income and has reported a profit in 2014.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

For the years ended December 31, 2014 and 2013, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $121,000 and $242,000, respectively.  The amount that was included in interest income on such loans totaled $18,000 for the year ended December 31, 2014 and there was no interest income included on such loans for the year ended December 31, 2013.

Delinquencies. The following table sets forth our loan delinquencies by type, amount and percentage at the dates indicated.

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2014
One- to four-family residential	9	$305	0.31%	9	$753	0.77%	18	$1,058	1.09%
Multi-family and commercial	—	—	—	3	379	3.99	3	379	3.99
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	44	0.55	1	35	0.43	2	79	0.98

Total loans	10	$349	0.30%	13	$1,167	1.01%	23	$1,516	1.32%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2013
One- to four-family residential	6	$328	0.34%	13	$851	0.87%	19	$1,179	1.21%
Multi-family and commercial	—	—	—	5	524	4.08	5	524	4.08
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	46	0.45	1	46	0.45	2	92	0.91

Total loans	7	$374	0.31%	19	$1,421	1.18%	26	$1,795	1.49%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2012
One- to four-family residential	6	$235	0.25%	22	$1,760	1.87%	28	$1,995	2.12%
Multi-family and commercial	—	—	—	3	305	2.18	3	305	2.18
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	41	0.34	2	82	0.68	3	123	1.01

Total loans	7	$276	0.23%	27	$2,147	1.78%	34	$2,423	2.01%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2011
One- to four-family residential	10	$806	0.84%	20	$1,091	1.14%	30	$1,897	1.99%
Multi-family and commercial	1	185	1.16	5	607	3.82	6	792	4.99
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	38	0.30	1	41	0.33	2	79	0.63

Total loans	12	$1,029	0.83%	26	$1,739	1.40%	38	$2,768	2.23%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2010
One- to four-family residential	8	$242	0.25%	13	$595	0.62%	21	$837	0.87%
Multi-family and commercial	2	247	1.19	11	2,594	12.51	13	2,841	13.70
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	2	150	1.14	1	9	0.07	3	159	1.21

Total loans	12	$639	0.49%	25	$3,198	2.45%	37	$3,837	2.94%

Classification of Assets.  Consistent with regulatory guidelines, we provide for the classification of loans and other assets, such as securities, that are considered to be of lesser credit quality as substandard, special mention, doubtful or loss assets.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected.  At December 31, 2014, we had one lending relationship totaling $3.6 million in which the total amount outstanding exceeded $500,000 and was classified as substandard.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Doubtful assets are those that are past maturity and therefore require additional steps to protect our collateral.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

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

Our classified assets set forth below include loans and other real estate owned.

	At December 31,
	2014	2013	2012
	(In thousands)
Classification of Assets:

Substandard	$12,128	$12,401	$13,951
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$12,128	$12,401	$13,951
Special Mention	$102	$4,770	$4,236

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$1,399	$1,565	$1,917	$1,549	$3,035

Charge-offs:
One- to four-family residential	(224)	(224)	(555)	(174)	(105)
Multi-family and commercial	(778)	(6)	(324)	(1,867)	(1,755)
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total charge-offs	(1,002)	(230)	(879)	(2,041)	(1,860)

Recoveries:
One- to four-family residential	6	9	1	—	1
Multi-family and commercial	3	5	25	—	6
Consumer and other	—	—	—	—	—
Home equity	—	50	—	—	—
Total recoveries	9	64	26	—	7

Net (charge-offs)	(993)	(166)	(853)	(2,041)	(1,853)
Provision for loan losses	697	—	501	2,409	367

Balance at end of year	$1,103	$1,399	$1,565	$1,917	$1,549

Ratios:
Net charge-offs during the year to average loans outstanding during the year	0.84%	0.14%	0.70%	1.61%	1.45%

Net charge-offs during the year to non-performing loans at end of year(1)	33.34%	5.07%	22.42%	78.14%	57.94%

Allowance for loan losses to non-performing loans at end of year(1)	37.04%	42.77%	41.13%	73.39%	48.44%

Allowance for loan losses to total loans at end of year	0.96%	1.16%	1.30%	1.54%	1.19%

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

Allocation of the Allowance for Loan Losses.  The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated. Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2014			2013
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$822	$97,214	84.44%	$823	$97,301	80.77%
Multi-family and commercial	259	9,493	8.25	466	12,847	10.66
Consumer and other	—	349	0.30	1	181	0.15
Home equity	22	8,069	7.01	109	10,141	8.42

Total loans	$1,103	$115,125	100.00%	$1,399	$120,470	100.00%

	At December 31,
	2012			2011			2010
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$1,038	$94,253	78.20%	$870	$95,463	76.89%	$1,040	$96,332	73.85%
Multi-family and commercial	467	13,977	11.60	947	15,884	12.79	404	20,740	15.90
Consumer and other	1	176	0.15	1	245	0.20	3	224	0.17
Home equity	59	12,129	10.05	99	12,558	10.12	102	13,146	10.08

Total loans	$1,565	$120,535	100.00%	$1,917	$124,150	100.00%	$1,549	$130,442	100.00%

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

Trading securities are carried at fair value with unrealized gains and losses recorded through earnings.  We typically do not use a trading account with the intent to purchase and sell securities. Securities not classified as “held to maturity” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.  Since 2012 we have had no securities classified as trading securities.

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

Securities classified as held to maturity totaled $331,000 at December 31, 2014.  Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $11.0 million at December 31, 2014, and consisted of Federal agency obligations, primarily Federal Home Loan Bank (FHLB) notes, and Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) obligations with maturities of one to six years.  Mortgage backed securities are discussed in the next section.

We also have a $1.8 million investment in Federal Home Loan Bank of Chicago stock at December 31, 2014, which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to the Consolidated Financial Statements.

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

At December 31, 2014, our available for sale mortgage-backed securities totaled $43.2 million, which represented 19.9% of our total assets at that date.  At December 31, 2014, 72.4% of our mortgage-backed securities had fixed rates of interest.  We purchased $7.2 million of mortgage-backed securities during the year ended December 31, 2014 and $15.2 million during the year ended December 31, 2013.

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

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Securities held to maturity:
Municipal obligations	320	330	320	334	320	344
Ginnie Mae	11	11	15	16	21	22
Total securities held to maturity	331	341	335	350	341	366

Securities available for sale:
U.S. Government-sponsored enterprises	11,000	10,993	8,997	8,906	6,000	6,001
Freddie Mac	9,474	9,461	11,123	10,930	10,809	10,891
Fannie Mae	24,689	24,639	33,196	32,730	39,562	40,380
Ginnie Mae	9,085	9,121	11,165	11,238	12,898	13,039
Total securities available for sale	54,248	54,214	64,481	63,804	69,269	70,311

Total securities	$54,579	$54,555	$64,816	$64,154	$69,610	$70,677

Carrying Values, Yields and Maturities.  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2014. Adjustable-rate mortgage-backed securities are included in the year in which interest rates are next scheduled to adjust.

	At December 31, 2014
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
Municipal obligations	$—	—%	$205	4.43%	$115	4.65%	$—	—%	$320	$330	4.51%
Ginnie Mae	—	—	11	3.79	—	—	—	—	11	11	3.79
Total securities held to maturity	—	—	216	4.40	115	4.65	—	—	331	341	4.49

Securities available for sale:
U.S. Government-sponsored enterprises	—	—	10,000	0.82	1,000	1.50	—	—	11,000	10,993	0.88
Freddie Mac	—	—	—	—	6,112	1.42	3,362	1.96	9,474	9,461	1.61
Fannie Mae			84	2.17	12,133	1.68	12,472	1.86	24,689	24,639	1.77
Ginnie Mae	—	—	—	—	—	—	9,085	1.18	9,085	9,121	1.18
Total Securities available for sale	$—	—%	$10,084	0.83%	$19,245	1.59%	$24,919	1.63%	$54,248	$54,214	1.46%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  We are not currently using, nor have we used in the past, brokers to obtain deposits.  Our deposit products include checking, NOW, money market, passbook, and certificate of deposit accounts.  We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, growth goals and federal regulations.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of and for the dates indicated.

	At or For the Year Ended December 31,
	2014				2013
	Average Balance	Amount	Percent of Amount	Weighted Average Rate	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing checking accounts	$19,979	$20,777	12.50%	—	$19,580	$18,682	11.36%	—
Passbook accounts	64,018	65,359	39.31	0.15%	64,084	63,871	38.82	0.13%
NOW accounts
Non-interest-bearing	183	128	0.08	—	201	254	0.15	—
Interest-bearing	10,481	10,969	6.60	0.01%	10,560	10,143	6.17	0.01%
Money market accounts	6,785	6,432	3.87	0.01%	6,293	7,189	4.37	0.02%
Certificates of deposit	63,884	62,584	37.64	0.89%	68,324	64,380	39.13	0.90%

Total deposits	$165,330	$166,249	100.00%	0.46%	$169,042	$164,519	100.00%	0.47%

	At or For the Year Ended December 31,
	2012
	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing Checking accounts	$16,037	$17,174	10.00%	—
Passbook accounts	61,212	63,983	37.26	0.17%
NOW accounts
Non-interest-bearing	211	193	0.11	—
Interest-bearing	10,182	10,464	6.09	0.01%
Money market accounts	8,031	8,114	4.73	0.06%
Certificates of deposit	78,570	71,793	41.81	1.10%

Total deposits	$174,243	$171,721	100.00%	0.62%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At December 31, 2014
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
0.50% and below	$17,133	$10,603	$2,570	$—	$30,306	48.42%
0.51% to 1.00%	628	503	6,837	1,043	9,011	14.40
1.01% to 2.00%	516	3,935	4,631	9,559	18,641	29.79
2.01% to 3.00%	4,625	—	—	—	4,625	7.39
3.01% to 4.00%	—	—	—	1	1	—
4.00% and over	—	—	—	—	—	—
Total	$22,902	$15,041	$14,038	$10,603	$62,584	100.00%

Large Certificates.  As of December 31, 2014, the aggregate amount of outstanding certificates of deposit at A.J. Smith Federal in amounts greater than or equal to $100,000 was approximately $23.5 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2014
(In thousands)

Less than three months	$3,809
Three to six months	2,701
Six months to one year	6,346
Over one year to three years	4,718
Over three years	5,964
Total	$23,538

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)

Interest Rate:
0.50% and below	$30,306	$35,097	$39,261
0.51% to 1.00%	9,011	9,384	9,448
1.01% to 2.00%	18,641	10,293	9,057
2.01% to 3.00%	4,625	8,977	11,474
3.01% to 4.00%	1	2	1,937
4.00% and over	—	627	616
Total	$62,584	$64,380	$71,793

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

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank of Chicago Advances:
Maximum outstanding at any month end	$17,000	$22,000	$28,000
Balance at the end of year	$12,000	$17,000	$22,000
Average balance during year	$14,769	$19,769	$25,077
Weighted average interest rate at the end of year	2.37%	2.23%	2.28%
Weighted average interest rate during year	2.32%	2.20%	2.19%

Employees

At December 31, 2014, we had a total of 44 full time equivalent employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

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

In addition, pursuant to an Individual Minimum Capital Requirement, A.J. Smith Federal was directed by the Office of the Comptroller of the Currency to maintain a Tier 1 Leverage capital ratio of 8% and a Total Risk-Based capital ratio of 12%. In order to be considered “well-capitalized” by the Office of the Comptroller of the Currency, a bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%.  On March 26, 2014, the OCC terminated the Individual Minimum Capital Requirement.

Board Resolutions Requested by the Federal Reserve Bank of Chicago

The Federal Reserve Bank of Chicago requested that the board of directors adopt resolutions relating to certain operations of AJS Bancorp. The board resolutions required written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption of holding company stock. AJS Bancorp’s board adopted the resolutions requested by the Federal Reserve Bank of Chicago on May 15, 2012. On September 12, 2014, the Federal Reserve Bank of Chicago provided AJS Bancorp with a non-objection letter allowing the board of directors to rescind the resolutions. Subsequently, the board of directors rescinded the resolutions and AJS Bancorp no longer must obtain written approval from the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, any increase in debt or the stock repurchase or redemption by the AJS Bancorp.

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

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their full impact on our operations cannot be fully determined at this time.  However, the Dodd-Frank Act has resulted in increased regulatory burden, compliance costs and interest expense for A.J. Smith Federal and AJS Bancorp.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2014, we were in compliance with our loans-to-one-borrower limits.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2014, we maintained 89.4% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

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

Capital Requirements

For 2014, federal regulations required savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also established, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  Federal regulations also required that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard for savings institutions required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the potential recourse against the savings bank.  In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, A.J. Smith Federal met each of its capital requirements.

In July, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform minimum leverage ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Prompt Corrective Regulatory Action

Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized national banks and federal savings associations depending upon each institution’s capital levels.  For 2014, a savings institution that had total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally was less than 4% was considered to be undercapitalized.  A savings institution that had total risk-based capital of less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that was less than 3%, was considered to be “significantly undercapitalized.”  A savings institution that had a tangible capital to assets ratio equal to or less than 2% was deemed to be “critically undercapitalized.”

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

The final rule that increased regulatory capital requirements effective January 1, 2015 adjusted the prompt corrective action categories accordingly.

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

Our authority to extend credit to executive officers, directors or 10% or greater stockholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2014, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 basis points of total assets less tangible capital.

For the year ended December 31, 2014, A.J. Smith Federal paid $12,000 related to the FICO bonds and was assessed $223,000 pertaining to deposit insurance assessments.  For the year ended December 31, 2013, A.J. Smith Federal paid $12,000 related to the FICO bonds and was assessed $198,000 pertaining to deposit insurance assessments.

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

As a savings and loan holding company, AJS Bancorp’s activities will be limited to those activities permissible by law for financial holding companies, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending activities, insurance and underwriting equity securities.  A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, must meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  AJS Bancorp has not elected to become a financial holding company.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.   Legislation was enacted in December 2014 which requires the Federal Reserve Board to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets.  That will exempt such holding companies from the consolidated holding company capital requirements.   Although the Company is currently within the asset seize threshold, it is uncertain when the Federal Reserve Board will act and whether the Company would qualify for the exemption under other conditions that may apply.

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

At December 31, 2014, the total federal pre-base year bad debt reserve of A.J. Smith Federal was approximately $2.4 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2014, AJS Bancorp had $3.9 million in federal loss carryforwards and $8.0 million in state loss carryforwards.

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

Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.  At December 31, 2014, 46.6% of our loan portfolio was comprised of fixed-rate loans with terms of over 15 years while 60.6% of our deposits were comprised of time deposits with terms of one year or less.  In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

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

At December 31, 2014, the fair value of our portfolio of investment securities, mortgage-backed and agency securities classified as available for sale totaled $54.2 million.  At that date, net unrealized loss on these securities totaled $34,000.

As a result of our suspending the origination of commercial real estate and multi-family loans for six years, our weighted average yield on interest-earning assets has decreased.

Beginning in 2008, we ceased originating new commercial and multi-family real estate loans in our market area.  In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. Consequently, our one- to four-family residential mortgage loan portfolio and our fixed-rate investment securities portfolio have comprised a greater percentage of our interest-earning assets as the local economy improved.  At December 31, 2014, our commercial and multi-family real estate loan portfolios totaled $9.5 million, or 8.3% of total loans, compared to $20.7 million, or 15.9% of total loans at December 31, 2010.  During the prolonged low interest rate environment, one- to four-family residential mortgage loans and fixed-rate investment securities have comprised an increasing proportion of our interest-earning assets and our weighted average yield on our interest-earning assets has decreased. Our weighted average yield on our interest-earning assets decreased 42 basis points to 2.76% for the year ended December 31, 2014 from 3.18% for the year ended December 31, 2010.

We would expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family residential mortgage loans and investment securities generally yield less than commercial and multi-family real estate loans.  If we are unable to grow our balance sheet with higher yielding assets our ability to generate or increase our interest income will be compromised, which will reduce our profitability.

Our emphasis on one- to four-family residential mortgage loans exposes us to increased credit risks.

At December 31, 2014, $97.2 million, or 84.4%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $8.1 million, or 7.0%, of our loan portfolio consisted of home equity lines of credit.  Past economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

In the future we may increase the origination of commercial real estate and multi-family loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

Due to credit concerns related to commercial lending, beginning in 2008 we ceased new loan originations for commercial and multi-family real estate loans. However in 2014, we began to originate a limited amount of multi-family and commercial real estate loans. At December 31, 2014, our commercial and multi-family real estate loan portfolios totaled $9.5 million, or 8.3% of total loans. In 2015, we intend to moderately increase our level of commercial and multi-family real estate loan originations consistent with our conservative loan underwriting policies and procedures. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If these commercial and multi-family real estate loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our business may be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in the metropolitan Chicago area. All of our branches and most of our deposit customers also are located in this area.  A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, metropolitan Chicago has experienced home price declines, increased foreclosures and high unemployment rates.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2014, our allowance for loan losses was $1.1 million, or 37.0% of non-performing loans, compared to $1.4 million, or 42.8% of non-performing loans at December 31, 2013.

Bank regulators also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our financial condition.

If our problem assets increase, our earnings may decrease.

At December 31, 2014, our non-performing assets (which consist of non-accrual loans, non-accruing troubled debt restructured loans, loans 90 days or more delinquent, and other real estate owned assets) consisted of $3.0 million of loans and $1.8 million of other real estate owned.  In addition, our classified assets (consisting of substandard loans and other real estate owned) totaled $12.1 million at December 31, 2014.  Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned.  Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.  From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

During the past six years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and recently terminated purchases of mortgage-backed securities. Historically, our interest-bearing liabilities have repriced or matured more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased.   Consequently, our interest rate spreads increased in the short term.  However, our ability to reduce our interest expense is now highly limited while the average yields on our interest-earning assets may continue to decrease.  The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future.  Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would adversely affect our profitability.

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

•                                          the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply which was recently suspended for savings and loan holding companies with less than $500 million in assets and the exemption may be expanded to bank and savings and loan holding companies with less than $1.0 billion in assets;

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

In July 2013, the Office of the Comptroller of the Currency approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to A.J. Smith Federal. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which were effective for A.J. Smith Federal on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for A.J. Smith Federal could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

•                                          interest-only payments;

•                                          negative-amortization; and

•                                          terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

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

As a result of the completion of our second-step conversion and offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with this annual report.  Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.  In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

We expect transactions in the shares of AJS Bancorp common stock will be quoted on the OTCQB Marketplace under the symbol “AJSB.” The development of an active trading market for our common stock depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker.  The number of active buyers and sellers of the shares of common stock at any particular time may be limited.  Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment.  In addition, our public “float,” which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and executive officers, is likely to be quite limited.  As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue.  Purchasers of our common stock should have long-term investment intent and should recognize that there will be a limited trading market in the common stock which may have an adverse impact on the price at which the common stock can be sold.

Item 1B.                                                Unresolved Staff Comments

None

Item 2.                                                         Properties

We operate from our main office in Midlothian, Illinois, and two branches in Orland Park, Illinois. Set forth below is information related to our headquarters and branch locations.  The net book value of our facilities was $3.3 million at December 31, 2014. The net book value of our real property described in the table below is as of December 31, 2014.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

14757 South Cicero Avenue
Midlothian, Illinois 60445	Owned	1976	$429

Branch Locations:

8000 West 159th Street
Orland Park, Illinois 60462	Owned	1987	1,148

11275West 143rd Street
Orland Park, Illinois 60467	Owned	2002	1,724

Item 3.                                                         Legal Proceedings

AJS Bancorp and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, as of December 31, 2014, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the OTCQB Marketplace under the symbol “AJSB”. The approximate number of holders of record of AJS Bancorp’s common stock as of March 23, 2015 was 344.  Certain shares of AJS Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table presents quarterly market and dividend information for AJS Bancorp’s common stock for each quarter during 2014 and 2013, as reported on the OTCQB Marketplace. We completed our second-step conversion on October 9, 2013 whereby each share of AJS Bancorp, a federal corporation was exchanged for 1.1460 shares of AJS Bancorp, a Maryland corporation.  Accordingly, we have adjusted the share prices prior to October 9, 2013 to reflect the 1.1460 exchange rate.

2014	High	Low	Dividends
Quarter ended March 31, 2014	$12.40	$11.71	$0.05
Quarter ended June 30, 2014	12.25	11.77	0.30
Quarter ended September 30, 2014	13.75	12.25	0.05
Quarter ended December 31, 2014	13.73	13.50	0.30

2013	High	Low	Dividends
Quarter ended March 31, 2013	$9.38	$8.50	$—
Quarter ended June 30, 2013	11.25	8.73	—
Quarter ended September 30, 2013	11.69	10.35	—
Quarter ended December 31, 2013	12.15	10.99	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that cash dividends will continue to be paid or that, the amount of dividends, will not be reduced.

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

The Company’s stock repurchases for the three months ended December 31, 2014 are as follows:

			Total #of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of shares	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased (1)
October 1 -31, 2014	94,600	$13.60	94,600	20,400
November 1 — 30, 2014	—	—	—	20,400
December 1 — 31, 2014	—	—	—	20,400

(1)         The Company repurchased 150,867 shares of common stock at an average price of $13.53 during the year ended December 31, 2014 under the first and the second stock repurchase programs. As of December 31, 2014, 20,400 shares remained to be purchased under the second stock repurchase plan. On March 13, 2015, the Company announced that it had completed the second stock repurchase program. On March 17, 2015, the Company adopted a third stock repurchase program of up to 110,000 shares of its common stock, or approximately, 5.0% of its outstanding shares.

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

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.                                                Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)                             Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c)                                  Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                                Other Information

Not Applicable

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is incorporated herein by reference.

Item 11.                                                 Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2014 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	119,507	12.09	22,535

Equity compensation plans not approved by security holders	—	—	—

Total	119,507	$12.09	22,535

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 14.                                                  Principal Accountant Fees and Services

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements

The following are filed as a part of this report by means of incorporation by reference to AJS Bancorp, Inc.’s 2014 Annual Report to Stockholders:

(A)                               Report of Independent Registered Public Accounting Firm

(B)                               Consolidated Balance Sheets - at December 31, 2014 and 2013

(C)                               Consolidated Statements of Income - Years ended December 31, 2014 and 2013

(D)                               Consolidated Statements of Comprehensive Income — Years ended December 31, 2014 and 2013

(E)                                Consolidated Statements of Changes In Stockholders’ Equity - Years ended December 31, 2014 and 2013

(F)                                 Consolidated Statements of Cash Flows - Years ended December 31, 2014 and 2013

(G)                               Notes to Consolidated Financial Statements.

(a)(2)                  Financial Statement Schedules

None.

(a)(3)                  Exhibits

3.1	Articles of Incorporation of AJS Bancorp, Inc. (1)
3.2	Bylaws of AJS Bancorp, Inc. (2)
4	Form of Common Stock Certificate of AJS Bancorp, Inc. (3)
10.1	Employment Agreement between A.J. Smith Federal Savings Bank and Thomas R. Butkus (4)
10.2	Amended and Restated Supplemental Executive Agreement between AJS Bancorp, Inc. and Thomas R. Butkus (5)
10.3	AJS Bancorp, Inc. 2003 Stock Option Plan, including one amendment (6)
10.4	A.J. Smith Federal Savings Bank Amended and Restated 2005 Executives and Directors Deferred Compensation Plan (7)
10.5	A.J. Smith Federal Savings Bank Executives and Directors Deferred Compensation Plan (8)
10.6	A.J. Smith Federal Savings Bank Amended and Restated 2005 Retirement Plan for Outside Directors (9)
10.7	A.J. Smith Federal Savings Bank Retirement Plan for Outside Directors (10)
10.8	AJS Bancorp, Inc. 2014 Equity Incentive Plan (11)
10.9	Form of Restricted Stock Award (12)
10.10	Form of Restricted Stock Award (13)
10.11	Form of Stock Option Award (14)
10.12	Form of Stock Option Award (15)
13	Annual Report to Stockholders
21	Subsidiaries of Registrant (16)
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

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

(11)

Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of AJS Bancorp, Inc. (file no. 000-55083), filed with the Securities and Exchange Commission on April 10, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of AJS Bancorp, Inc. (file no. 000-55083) filed with the Securities and Exchange Commission on August 19, 2014.
(13)	Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of AJS Bancorp, Inc. (file no. 000-55083) filed with the Securities and Exchange Commission on August 19, 2014.
(14)	Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of AJS Bancorp, Inc. (file no. 000-55083) filed with the Securities and Exchange Commission on August 19, 2014.
(15)	Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of AJS Bancorp, Inc. (file no. 000-55083) filed with the Securities and Exchange Commission on August 19, 2014.
(16)

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

AJS BANCORP, INC.

Date: March 23, 2015	By:	/s/ Thomas R. Butkus
Thomas R. Butkus
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas R. Butkus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2015
Thomas R. Butkus

/s/ Emily Lane	Chief Financial Officer (Principal Accounting and Financial Officer)	March 23, 2015
Emily Lane

/s/ Roger L. Aurelio	Director	March 23, 2015
Roger L. Aurelio

/s/ Raymond J. Blake	Director	March 23, 2015
Raymond J. Blake

/s/ Richard J. Nogal	Director	March 23, 2015
Richard J. Nogal

/s/ Michael H. Rose	Director	March 23, 2015
Michael H. Rose