Form 10-Q
period 2015-03-31
AJS Bancorp, Inc.
filed 2015-05-14
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding

Common Stock, par value $0.01 per share	2,198,463 shares as of May 13, 2015

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,412	$32,898
Securities available-for-sale	54,089	54,214
Securities held-to-maturity (fair value: 2015 -$338; 2014 - $341)	329	331
Loans, net (allowance: 2015 — $1,070; 2014 - $1,103)	114,419	114,130
Federal Home Loan Bank stock	1,768	1,768
Premises and equipment	3,568	3,623
Bank-owned life insurance	5,754	5,706
Other real estate owned	1,616	1,751
Accrued interest receivable	437	438
Other assets	2,595	2,664

Total assets	$209,987	$217,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$167,182	$166,249
Federal Home Loan Bank advances	5,000	12,000
Advance payments by borrowers for taxes and insurance	1,495	2,068
Other liabilities and accrued interest payable	2,404	3,084
Total liabilities	176,081	183,401

Employee Stock Ownership Plan (ESOP) repurchase obligation	1,028	909

Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,198,463 shares outstanding at March 31, 2015 and 2,218,863 shares outstanding at December 31, 2014	22	22
Additional paid-in capital	13,341	13,731
Retained earnings	21,098	21,126
Accumulated other comprehensive income (loss)	29	(20)
Unearned stock awards	(562)	(596)
Unearned ESOP shares	(1,050)	(1,050)
Total stockholders’ equity	32,878	33,213

Total liabilities and stockholders’ equity	$209,987	$217,523

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income
Loans	$1,119	$1,215
Securities	175	248
Interest-earning deposits and other	19	12
Total interest income	1,313	1,475

Interest expense
Deposits	146	160
Federal Home Loan Bank advances	49	90
Total interest expense	195	250

Net interest income	1,118	1,225

Provision for loan losses	15	—

Net interest income after provision for loan losses	1,103	1,225

Non-interest income
Service fees	67	68
Rental income	19	19
Earnings on bank-owned life insurance	48	49
Securities gains	74	38
Other real estate owned gains (losses)	(19)	16
Other	30	14
Total non-interest income	219	204

Non-interest expense
Compensation and employee benefits	603	551
Occupancy expense	184	197
Data processing expense	90	91
Advertising and promotion	11	13
Professional and regulatory	93	109
Postage and supplies	25	25
Bank security	28	28
Federal deposit insurance	47	69
Other real estate owned loss (income) expense	29	(11)
Other	115	129
Total non-interest expense	1,225	1,201

Income before income taxes	97	228

Income tax expense	22	—

Net Income	$75	$228

Earnings per share
Basic and Diluted	$0.04	$0.10

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$75	$228

Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain arising during the period	157	220
Reclassification adjustment for gains included in net income	(74)	(38)
Tax effect	(34)	(72)
Total other comprehensive income	49	110

Comprehensive income	$124	$338

AJS BANCORP, INC.

CONSOLIDATED UNAUDITIED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$75	$228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	58	57
Provision for loan losses	15	—
Net amortization of securities	64	71
ESOP compensation	12	11
Stock award and option expense	41	—
Earnings on bank-owned life insurance	(48)	(49)
Gain on sale of securities available-for-sale	(74)	(38)
(Gain) loss on the sale of other real estate owned	19	(16)
Changes in:
Accrued interest receivable and other assets	70	121
Accrued interest payable and other liabilities	(725)	(128)
Net cash provided (used) by operating activities	(493)	257

Cash flows from investing activities
Securities available-for-sale
Purchases	(7,000)	(1,000)
Sales	3,306	5,458
Calls, maturities and principal payments	3,913	2,158
Loan origination and repayments, net	(520)	37
Proceeds from sale of other real estate	344	156
Improvements to other real estate owned	(12)	—
Purchase of equipment, net	(3)	(48)
Net cash provided by investing activities	28	6,761

Cash flows from financing activities
Net change in deposits	933	(1,761)
Maturities of FHLB advances	(7,000)	(2,000)
Repurchase of common stock	(278)	—
Dividends paid on common stock	(103)	(695)
Net change in advance payments by borrowers for taxes and insurance	(573)	(611)
Net cash used in financing activities	(7,021)	(5,067)

Net change in cash and cash equivalents	(7,486)	1,951

Cash and cash equivalents at beginning of year	32,898	22,281

Cash and cash equivalents at end of year	$25,412	$24,232

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$211	$256
Supplemental noncash disclosures
Transfers from loans to real estate owned	$216	$25
Loans provided for sales of other real estate owned	—	25

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Earnings	Income (Loss)	Awards	Shares	Total

Balance at December 31, 2013	$23	$15,330	$20,523	$(405)	$—	$(1,087)	$34,384

Allocation of stock awards of 56,267 shares	1	674	—	—	(675)	—	—
Stock awards earned	—	—	—	—	79	—	79
Stock options compensation	—	16	—	—	—	—	16
Common stock repurchases of 150,867 shares	(2)	(2,039)	—	—	—	—	(2,041)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(263)	—	—	—	—	(263)
Net income	—	—	2,102	—	—	—	2,102
Cash dividends of $0.70	—	—	(1,499)	—	—	—	(1,499)
Other comprehensive income	—	—	—	385	—	—	385
ESOP shares earned shares	—	13	—	—	—	37	50

Balance at December 31, 2014	22	13,731	21,126	(20)	(596)	(1,050)	33,213

Stock awards earned	—	—	—	—	34	—	34
Stock options compensation	—	7	—	—	—	—	7
Common stock repurchases of 20,400 shares	—	(278)	—	—	—	—	(278)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(119)	—	—	—	—	(119)
Net income	—	—	75	—	—	—	75
Cash dividends of $0.05 per share	—	—	(103)	—	—	—	(103)
Other comprehensive income	—	—	—	49	—	—	49

Balance at March 31, 2015	$22	$13,341	$21,098	$29	$(562)	$(1,050)	$32,878

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

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$16,000	$7	$(1)	$16,006
Residential agency mortgage-backed	38,040	208	(165)	38,083

Total	$54,040	$215	$(166)	$54,089

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$11,000	$3	$(10)	$10,993
Residential agency mortgage-backed	43,248	188	(215)	43,221

Total	$54,248	$191	$(225)	$54,214

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$9	$1	$—	$10
State and municipal	320	8	—	328

	$329	$9	$—	$338

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$11	$—	$—	$11
State and municipal	320	10	—	330

	$331	$10	$—	$341

Expected maturities of securities at March 31, 2015 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$16,000	$16,006	$205	$211
Due after five years through ten years	—	—	115	117
Residential agency mortgage-backed	38,040	38,083	9	10
	$54,040	$54,089	$329	$338

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

Securities with a carrying value of approximately $9,652 and $10,161 at March 31, 2015 and December 31, 2014 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains for the three months ended March 31, 2015 and 2014 are listed below:

	2015	2014

Proceeds from sale	$3,306	$5,458
Gross realized gains	74	38

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored entities	$1,999	$(1)	$—	$—	$1,999	$(1)
Residential agency mortgage-backed	—	—	11,497	(165)	11,497	(165)

Total temporarily impaired	$1,999	$(1)	$11,497	$(165)	$13,496	$(166)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored entities	$4,992	$(8)	$998	$(2)	$5,990	$(10)
Residential agency mortgage-backed	3,112	(10)	13,750	(205)	16,862	(215)

Total temporarily impaired	$8,104	$(18)	$14,748	$(207)	$22,852	$(225)

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

NOTE 3 - LOANS

Loans were as follows:

	March 31,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Mortgage:
One —to four-family	$98,339	85.2%	$97,214	84.4%
Multi-family and commercial	9,036	7.9	9,493	8.3
Home equity	7,733	6.7	8,069	7.0
Consumer and other	261	0.2	349	0.3
	115,369	100.0%	115,125	100.0%
Allowance for loan losses	(1,070)		(1,103)
Net deferred costs and other	120		108

Loans, net	$114,419		$114,130

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

The following tables present the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2015
		Multi-family
	One —to Four-	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$822	$259	$22	$—	$1,103
Provision for loan losses	37	(21)	(1)	—	15
Charge-offs	(45)	(7)	—	—	(52)
Recoveries	2	2	—	—	4

Total ending allowance balance	$816	$233	$21	$—	$1,070

	For the Three Months Ended March 31, 2014
		Multi-family
	One-to-Four-	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	167	(82)	(85)	—	—
Charge-offs	(38)	(169)	—	—	(207)
Recoveries	1	1	—	—	2

Total ending allowance balance	$953	$216	$24	$1	$1,194

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2015
		Multi-Family		Consumer
	One —to Four-	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$221	$—	$—	$—	$221
Loans collectively evaluated for impairment	595	233	21	—	849

Total ending allowance balance	$816	$233	$21	$—	$1,070

Loans:
Loans individually evaluated for impairment	$1,555	$719	$—	$—	$2,274
Loans collectively evaluated for impairment	96,784	8,317	7,733	261	113,095

Total ending loans balance	$98,339	$9,036	$7,733	$261	$115,369

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	December 31, 2014
		Multi-Family		Consumer
	One-to Four-	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$234	$—	$—	$—	$234
Loans collectively evaluated for impairment	588	259	22	—	869

Total ending allowance balance	$822	$259	$22	$—	$1,103

Loans:
Loans individually evaluated for impairment	$1,564	$899	$—	$—	$2,463
Loans collectively evaluated for impairment	95,650	8,594	8,069	349	112,662

Total ending loans balance	$97,214	$9,493	$8,069	$349	$115,125

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	As of March 31, 2015			As of December 31, 2014
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One —to four-family	$407	$295	$—	$410	$297	$—
Multi-family and commercial	997	719	—	1,185	899	—
Home equity	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,404	1,014	—	1,595	1,196	—

With an allowance recorded:
One —to four-family	1,296	1,260	221	1,300	1,267	234
Multi-family and commercial	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,296	1,260	221	1,300	1,267	234

Total	$2,700	$2,274	$221	$2,895	$2,463	$234

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	For the Three Months			For the Three Months
	Ended March 31, 2015			Ended March 31, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One —to four-family	$296	$5	$—	$1,112	$—	$—
Multi-family and commercial	809	—	6	2,073	19	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	72	—	—
Subtotal	1,105	5	6	3,257	19	—

With an allowance recorded:
One —to four-family	1,263	15	—	1,114	16	—
Multi-family and commercial	—	—	—	620	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,263	15	—	1,734	16	—

Total	$2,368	$20	$6	$4,991	$35	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014

One —to four-family	$2,006	$1,886	$—	$—
Multi-family and commercial	719	900	—	—
Home equity	191	192	—	—
Consumer and other	—	—	—	—

Total	$2,916	$2,978	$—	$—

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	March 31, 2015
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One —to four-family	$938	$134	$615	$1,687	$96,652	$98,339
Multi-family and commercial	—	298	113	411	8,625	9,036
Home equity	34	—	67	101	7,632	7,733
Consumer and other	—	—	—	—	261	261

Total	$972	$432	$795	$2,199	$113,170	$115,369

	December 31, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$245	$305	$753	$1,303	$95,911	$97,214
Multi-family and commercial	206	—	379	585	8,908	9,493
Home equity	88	44	35	167	7,902	8,069
Consumer and other	—	—	—	—	349	349

Total	$539	$349	$1,167	$2,055	$113,070	$115,125

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	March 31,	December 31,
	2015	2014

Accrual status	$1,207	$1,431
Non-accrual status	1,067	1,032
	2,274	2,463
Specific reserves allocated	221	234

Net	$2,053	$2,229

No additional loan commitments were outstanding to these borrowers at March 31, 2015 and December 31, 2014.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

There were no new troubled debt restructurings made during the three months ended March 31, 2015 and 2014.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015.

	Number of	Recorded
	Loans	Investment

March 31, 2015
One-to—four family residences	1	$217

Total	1	$217

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

The terms of certain other loans were modified during the three months ended March 31, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three months ended March 31, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2015 and December 31, 2014, the risk category of loans by class of loans was as follows:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

One —to four-family	$95,083	$—	$3,256	$—	$98,339
Multi-family and commercial	2,370	151	6,515	—	9,036
Home equity	7,461	—	272	—	7,733
Consumer and other	261	—	—	—	261

Total	$105,175	$151	$10,043	$—	$115,369

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	December 31, 2014
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

At March 31, 2015 and December 31, 2014, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

March 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored enterprises	$16,006	$—	$16,006	$—
Residential agency mortgage-backed	38,083	—	38,083	—

December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$10,993	$—	$10,993	$—
Residential agency mortgage-backed	43,221	—	43,221	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and the year ended December 31, 2014.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

March 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One —to four-family	$151	$—	$—	$151
Multi-family and commercial	1,465	—	—	1,465

	December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$201	$—	$—	$201
Multi-family and commercial	346	—	—	346
Other real estate owned:
One-to-four family	412	—	—	412
Multi-family and commercial	1,299	—	—	1,299

At March 31, 2015, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,926, net of a valuation allowance of $310, resulting in a  no write-downs during the three months ended March 31, 2015. At December 31, 2014, other real estate owned had a carrying amount of $2,021, net of a valuation allowance of $310, resulting in a write-down of $86 during 2014.

At December 31, 2014, loans which are measured for impairment using the fair value of the collateral for collateral dependent loans impaired loans, had a recorded investment of $547, with no valuation allowance, resulting in an additional provision for loan losses of $134 for 2014.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	March 31, 2015
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Other real estate owned:
One-to four family	$151	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-11.2% (-3.1%)
Multi-family and commercial	256	Sales comparison approach	Adjustment for differences between the comparable sales	5.7-55.4% (12.0%)
	1,209	Income approach	Adjustment for differences in net operating income expectations	13.1% (13.1%)
			Capitalization rate	8.3% (8.3%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	December 31, 2014
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Impaired loans:
One-to four family	$201	Sales comparison approach	Adjustment for differences between the comparable Sales	0.0-7.0% (-4.8%)

Multi-family and commercial	346	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-56.7% (18.2%)

Other real estate owned:
One-to four family	412	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-5.3% (-6.5%)
Multi-family and commercial	90	Sales comparison approach	Adjustment for differences between the comparable sales	5.7-55.4% (34.2%)
	1,209	Income approach	Adjustment for differences in net operating income expectations	13.1% (13.1%)
			Capitalization rate	8.3% (8.3%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	March 31, 2015
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,412	$25,412	$—	$—	$25,412
Securities held-to-maturity	329	—	338	—	338
Loans, net	114,419	—	—	114,633	114,633
FHLB stock	1,768	N/A	N/A	N/A	1,768
Accrued interest receivable	437	—	32	405	437

Financial liabilities
Non-interest-bearing deposits	$23,001	$23,001	$—	$—	$23,001
Interest-bearing deposits	144,181	—	144,338	—	144,338
FHLB advances	5,000	—	5,115	—	5,115
Advances from borrowers for taxes	1,495	—	1,495	—	1,495
Accrued interest payable	12	—	12	—	12

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	December 31, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$32,898	$32,898	$—	$—	$32,898
Securities held-to-maturity	331	—	341	—	341
Loans, net (less impaired loans)	113,583	—	—	113,316	113,316
FHLB stock	1,768	N/A	N/A	N/A	1,768
Accrued interest receivable	438	—	20	418	438

Financial liabilities
Non-interest-bearing deposits	$20,905	$20,905	$—	$—	$20,905
Interest-bearing deposits	145,344	—	145,444	—	145,444
FHLB advances	12,000	—	12,163	—	12,163
Advances from borrowers for taxes	2,068	—	2,068	—	2,068
Accrued interest payable	28	—	28	—	28

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

NOTE 4 - FAIR VALUES (Continued)

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

NOTE 5 - EARNINGS PER SHARE

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

The table below calculates the earnings per share for the three months ended March 31, 2015 and 2014:

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

	March 31,
	2015	2014
Basic:
Net income	$75	$228
Distributed earnings allocated to participated securities	(3)	—
Undistributed income allocated to participated securities	1	—
Earnings allocated to common shareholders	73	228

Weighted common shares outstanding including participating securities	2,102,028	2,204,680
Less: Participating securities	(56,267)	—
Weighted-average common shares outstanding	2,045,761	2,204,680

Basic earnings per common share	$0.04	$0.10

Diluted:
Net earnings allocated to common stock	$75	$228

Weighted average shares for basic	2,045,761	2,204,680
Diluted effects:
Stock options	—	—
Stock awards	—	—
Diluted weighted-average shares for basic	2,045,761	2,204,680

Diluted earnings per common share	$0.04	$0.10

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

At March 31, 2015 and 2014, there were 119,507 and 1,375 anti-dilutive stock options, respectively.

Employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At March 31, 2015 and 2014, there were 105,032 and 108,032 shares unearned from the employee stock ownership plan, respectively.

NOTE 6—EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of March 31, 2015, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were 118,132 options granted in May 2014. No options became vested, exercised, or expired during the three months ended March 31, 2015. Total unrecognized compensation expense for stock options was $115 as of March 31, 2015. Compensation expense totaled $7 for the three months ended March 31, 2015. No compensation expense was recorded for the three months ended March 31, 2014. Management expects all options to vest over the remaining vesting period of 4.1 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. The Company awarded 56,267 shares of stock in May 2014. No awards vested during the three months ended March 31, 2015. Total unrecognized compensation expense for awards was $562 as of March 31, 2015. Compensation expense totaled $34 for the three months ended March 31, 2015. No compensation expense was recorded for the three months ended March 31, 2014. Management expects all awards to vest over the remaining vesting period of 4.1 years.

NOTE 7 — SUBSEQUENT EVENTS

On April 21, 2015, the Board of Directors announced the declaration of a quarterly cash dividend on the Company’s outstanding shares of common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of May 15, 2015 and is expected to be paid on May 26, 2015.

(Continued)

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

Recent Developments

On April 21, 2015, the Board of Directors announced the declaration of a quarterly cash dividend on the Company’s outstanding shares of common stock of $0.05 per share.  The dividend will be payable to stockholders of record as of May 15, 2015 and is expected to be paid on May 26, 2015.

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

Non-performing loans and impaired loans are defined differently.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is non-performing when it is on non-accrual or greater than 90 days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category. Our policy requires that all non-homogeneous loans past due greater than 90 days be classified as impaired and non-performing.  However, performing loans may also be classified as impaired when we do not expect to collect all amounts due according to the contractual terms of the loan agreement even though the borrower may be current or less than 90 days past due on repaying a loan.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Multifamily and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

The general component covers non-impaired loans and is based on actual historical loss experience determined by portfolio loan segment adjusted for current factors.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio loan segment, such as real estate trends and national and local economic conditions.  As greater risk is associated with loans classified as special mention and substandard that are not impaired, the Company considers the actual historical loss experience by loan segment, the levels of loans classified as special mention and substandard, and the trends in the collateral associated with these classifications.

The following portfolio segments have been identified: One —to four-family, multifamily and commercial, home equity, consumer and other.  Substantially all of the loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial real estate loans are expected to be repaid from cash flows from operations of businesses and consumer loans are expected to be repaid from personal cash flows.  There are no significant concentrations of loans to any one industry or customer.  Risk factors impacting loans in each of the portfolio segments include local and national real estate values, local and national economic factors affecting borrowers’ employment prospects and income levels, levels and movement of interest rates and general availability of credit, and overall economic sentiment.

Other Real Estate Owned.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Realization of Deferred Taxes. Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  We evaluate the future realization of the deferred tax asset on a quarterly basis and establish a valuation allowance predicated on consideration of future performance as well as tax planning strategies available to us.  Tax-planning strategies are actions that we would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.

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

Overview

We had net income of $75,000, or $0.04 per share, for the three months ended March 31, 2015 compared to net income of $228,000, or $0.10 per share, for the same period in 2014. The decline was mainly attributable to the $107,000 decrease in net interest income. Our net interest income decreased primarily due to the current low interest rate environment as yields on new loan originations and new securities purchases are below that of prior historical levels.  In addition, the mix of our interest-earning assets has shifted from loans and securities available for sale to a greater amount of low-yielding cash and cash equivalents due to strong competition for multifamily and commercial real estate loans.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets. Total consolidated assets as of March 31, 2015 were $210.0 million, a decrease of $7.5 million, or 3.5%, from $217.5 million at December 31, 2014.  The decrease was due to a decline in cash and cash equivalents.

Cash and cash equivalents decreased $7.5 million, or 22.8%, to $25.4 million at March 31, 2015 from $32.9 million at December 31, 2014. The primary reason for the decline in cash and cash equivalents was due to the repayment of maturing Federal Home Loan Bank (FHLB) advances of $7.0 million during the three months ended March 31, 2015.

Securities available-for-sale decreased $125,000, or 0.2%, to $54.1 million at March 31, 2015 from $54.2 million at December 31, 2014.  The decrease was primarily due to securities available-for-sale principal repayments, calls and sales of $7.2 million exceeding new securities purchases of $7.0 million and a decrease in the unrealized loss of available-for-sale securities of $83,000 as a result of the decrease in interest rates during the three months ended March 31, 2015.

Net loans increased $289,000, or 0.3%, to $114.4 million at March 31, 2015 from $114.1 million at December 31, 2014.  The increase was primarily attributable to an increase in our one-to four-family residential portfolio, partially offset by declines in our multifamily and commercial and home equity portfolios during the three months ended March 31, 2015. One-to four-family residential loans increased $1.1 million, or 1.2%, to $98.3 million at March 31, 2015 from $97.2 million at December 31, 2014. The increase was primarily due to an increase in refinancing activity as interest rates declined in the first quarter of 2015. Multifamily and commercial real estate loans declined $457,000, or 4.8%, to

$9.0 million at March 31, 2015 from $9.5 million at December 31, 2014. Home equity loans decreased $336,000, or 4.2%, to $7.7 million at March 31, 2015 from $8.1 million at December 31, 2014. The decrease in the multifamily and commercial real estate loan portfolio was due to aggressive price competition for these loans in the Bank’s marketplace.

Other real estate owned decreased $135,000, or 7.7%, to $1.6 million at March 31, 2015 from $1.7 million at December 31, 2014. The decrease was primarily due to a sale of $363,000 of a one-to four family residential property which resulted in a loss of $19,000, partially offset by additions of a one-to four-family residential property and a commercial real estate property for a total of $216,000.

Liabilities. Total liabilities decreased $7.3 million, or 4.0%, to $176.1 million at March 31, 2015 from $183.4 million at December 31, 2014. The decrease in total liabilities was primarily due to a $7.0 million decrease in FHLB advances and $573,000 decrease in advances payments by borrowers for taxes and insurance.

Deposits. Total deposits increased $933,000, or 0.6%, to $167.2 million at March 31, 2015 from $166.2 million at December 31, 2014. The increase was primarily in our lower cost core deposits, which we consider to be our checking, passbook, NOW, and money market accounts. NOW and checking accounts increased $1.4 million, or 4.5%, to $33.3 million at March 31, 2015 from $31.9 million at December 31, 2014. Passbook accounts grew $687,000, or 1.1%, to $66.1 million at March 31, 2015 from $65.4 million at December 31, 2014. Money market accounts increased $213,000, or 3.3%, to $6.6 million at March 31, 2015 from $6.4 million at December 31, 2014. Higher cost certificates of deposit decreased $1.4 million, or 2.2%, to $61.2 million at March 31, 2015 from $62.6 million at December 31, 2014.  The increase in our total deposits resulted from our continued focus on increasing our lower-cost core deposits.

FHLB Advances. FHLB of Chicago advances decreased $7.0 million, or 58.3%, to $5.0 million at March 31, 2015 from $12.0 million at December 31, 2014.  Due to the excess liquidity, we repaid our maturing FHLB advances of $7.0 million with a weighted average interest rate of 2.24% during the three months ended March 31, 2015. Outstanding FHLB of Chicago advances at March 31, 2015 were fixed-rate with maturities of one to two years with a weighted average interest rate of 2.55%.

ESOP Repurchase Obligation. The ESOP repurchase obligation increased $119,000, or 13.1% to $1.0 million at March 31, 2015 from $909,000 at December 31, 2014. The increase was due to an increase in the market value of the vested portion of the common stock held in the ESOP.

Stockholders’ Equity. Total stockholders’ equity decreased $335,000, or 1.0%, to $32.9 million at March 31, 2015 from $33.2 million at December 31, 2014. The decrease primarily resulted from our repurchased shares of 20,400 at an average price of $13.63 per share from the second stock repurchase program for a total cost of $278,000 and dividends paid on common stock of $103,000, offset by net income of $75,000 and a decrease in the unrealized loss on securities classified as available-for-sale of $49,000 for the three months ended March 31, 2015. Book value per share was $14.95 at March 31, 2015 as compared to $14.97 at December 31, 2014.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2015	2014

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,067	1,032
Non-accrual loans (excludes troubled debt restructurings)	1,849	1,946
Total non-performing loans	$2,916	$2,978
Other real estate owned	1,616	1,751

Total non-performing assets	$4,532	$4,729

Non-performing assets to total assets	2.16%	2.17%
Non-performing loans to total loans	2.53	2.59
Allowance for loan losses to non-performing loans	36.69	37.04
Allowance for loan losses to total loans	0.93	0.96

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $4.5 million, or 2.16% of total assets, as of March 31, 2015 and $4.7 million, or 2.17% of total assets, as of December 31, 2014. The decrease in nonperforming assets was primarily attributable to the sale of a $363,000 one-to four-family residential other real estate owned property, partially offset by additions of a one-to four-family residential property and a commercial real estate property for a total of $216,000 during the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2015 and March 31, 2014 were $48,000 and $205,000, respectively. The allowance for loan losses totaled $1.1 million at both March 31, 2015 and December 31, 2014.  This represents a ratio of the allowance for loan losses to total loans of 0.93% at March 31, 2015 and 0.96% at December 31, 2014. The slight decrease in the allowance for loan losses to total loans was due to a $13,000 decline in specific reserves on impaired loans, a decline in the historical loss factors on multi-family and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

At March 31, 2015, we had 28 one- to four-family residential loans, five home equity loans, and four multifamily and commercial real estate loans with an aggregate principal balance of $2.9 million, none of which had a principal balance in excess of $500,000 on nonaccrual status. At December 31, 2014, we had 27 one- to four-family residential loans, five home equity loans, and five multifamily and commercial real estate loans with an aggregate principal balance of $3.0 million, none of which had a principal balance in excess of $500,000 on nonaccrual status.

At March 31, 2015, we had 10 one- to four-family residential loans and four multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.3 million of which $1.1 million was on non-accrual status. At December 31, 2014, we had

10 one-to four-family residential loans and five multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.5 million of which $1.0 million was on non-accrual status.

At March 31, 2015, we had a $3.6 million commercial real estate loan secured by a golf course located in Flossmor, Illinois. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined the borrower displayed well-defined credit weaknesses that may jeopardize full collection of principal and interest if not corrected. As a result, the loan was classified as substandard as of March 31, 2015. However, the loan was performing in accordance with its terms and is on accrual status.

At March 31, 2015, we had an other real estate owned property of $1.2 million representing a 3.4% participation in a $41.1 million indoor water park. As of March 31, 2015, the property was under a letter of intent by a third party to purchase the property.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General.  Net income for the three months ended March 31, 2015 decreased $153,000, or 67.1%, to $75,000 compared to net income of $228,000 for the three months March 31, 2014. The decline was mainly attributable to the $107,000 decrease in net interest income. Our net interest income decreased primarily due to the current low interest rate environment as yields on new loan originations and new securities purchases are below that of prior historical levels. In addition, the mix of our interest-earning assets has shifted from loans and securities available for sale to a greater amount of low-yielding cash and cash equivalents due to strong competition for multifamily and commercial real estate loans.

Net Interest Income.  Net interest income decreased by $107,000 to $1.1 million for the three months ended March 31, 2015, from $1.2 million for the same period in 2014. The prolonged period of low interest rates and highly competitive loan environment continued to put downward pressure on the net interest margin and net interest rate spread. The net interest margin declined 16 basis points to 2.26% for the three months ended March 31, 2015 compared to 2.42% for the three months ended March 31, 2014, and the net interest rate spread declined 14 basis points to 2.14% for the three months ended March 31, 2015 compared to 2.28% for the three months ended March 31, 2014.

Interest Income.  Total interest income decreased $162,000, or 11.0%, to $1.3 million for the three months ended March 31, 2015 from $1.5 million for the same period in 2014.  The decrease was primarily due to a 26 basis points decline in the average yield earned on interest earning assets. The average yield on interest earning assets was 2.65% for the three months ended March 31, 2015 as compared to 2.91% for the same period in 2014. The decline was primarily a result of the decrease in the average yield on loans and securities along with a change in the mix of interest-earning assets, which have shifted from loans and securities available-for-sale to a greater amount of low-yielding cash and cash equivalents.

Interest income from loans decreased by $96,000, or 7.9%, to $1.1 million for the three months ended March 31, 2015, from $1.2 million for the three months ended March 31, 2014. The decline in interest income from loans was due to decreases in the average loan yield and average loan balance for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The average yield on loans decreased to 3.89% for the three months ended March 31, 2015 from 4.03% for the same period in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $5.5 million to $115.0 million for the three months ended March 31, 2015 from $120.5 million for the same period in 2014. The decrease in the average loan balance was primarily due to the aggressive price competition for multifamily and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $73,000, or 29.4%, to $175,000 for the three months ended March 31, 2015, from $248,000 for the three months ended March 31, 2014.  The decrease primarily resulted from a decrease in the average securities yield and average securities balance for the three months ended March 31, 2015 as compared to the same period in 2014.  The average yield on securities decreased to 1.28% for the three months ended March 31, 2015 from 1.62% for the same period in 2014 due to the prolonged low interest rate environment. The average balance of securities decreased $6.6 million to $54.7 million for the three months ended March 31, 2015 from $61.3 million for the same period in 2014. The decrease in the average securities balance was due to securities principal repayments, calls, and sales exceeding new securities purchases.

Interest Expense.  Interest expense decreased by $55,000, or 22.0%, to $195,000 for the three months ended March 31, 2015, from $250,000 for the same period in 2014.  The primary reasons for the decrease were due to the $5.4 million decrease in the average balance of interest bearing liabilities and a 12 basis points decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $154.2 million and $159.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively, while the average cost of interest bearing liabilities was 0.51% for the three months ended March 31, 2015 as compared to 0.63% for the same period in 2014.

Interest expense on deposits decreased by $14,000, or 8.8%, to $146,000 for the three months ended March 31, 2015, from $160,000 for the same period in 2014. Our average cost of deposits decreased five basis points to 0.40% for the three months ended March 31, 2015 from 0.45% for the three months ended March 31, 2014. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances increased $2.6 million to $146.2 million for the three months ended March 31, 2015, from $143.6 million for the same period in 2014 due primarily to the increase in the average balance of money market accounts of $1.8 million. The increase was primarily due to our continued focus on increasing our lower-cost core deposits.

Interest expense on FHLB advances decreased $41,000, or 45.6%, to $49,000 for the three months ended March 31, 2015, from $90,000 for the same period in 2014. The primary reason for the decrease was a decrease in the average balance of FHLB of Chicago advances. Average balances of FHLB of Chicago advances decreased $8.0 million to $8.0 million for the three months ended March 31, 2015 from $16.0 million for the same period in 2014. The decrease was due to the repayment of maturing FHLB advances.

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$26,690	$17	0.25%	$19,210	$11	0.23%
Securities	54,652	175	1.28	61,289	248	1.62
Loans receivable	115,048	1,119	3.89	120,545	1,215	4.03
Federal Home Loan Bank of Chicago common stock	1,768	2	0.45	1,768	1	0.23
Total interest-earning assets	198,158	1,313	2.65	202,812	1,475	2.91
Total non-interest-earning assets	16,625			15,744
Total assets	$214,783			$218,556

Interest-bearing liabilities:
Passbook accounts	$65,641	25	0.15%	$63,561	23	0.14%
NOW accounts	10,573	—	—	10,153	—	—
Money market accounts	8,128	—	—	6,321	—	—
Certificates of deposit	61,858	121	0.78	63,558	137	0.86
Total deposits	146,195	146	0.40	143,593	160	0.45
Federal Home Loan Bank of Chicago advances	8,000	49	2.45	16,000	90	2.25
Total interest-bearing liabilities	154,195	195	0.51	159,593	250	0.63
Non-interest-bearing demand deposits-checking accounts	$22,072			$19,598
Other liabilities	5,508			4,803
Total liabilities	181,775			183,994
Stockholders’ Equity	33,008			34,562
Total liabilities and stockholders’ equity	$214,783			$218,556

Net interest income		$1,118			$1,225
Net interest rate spread (1)			2.14%			2.28%
Net interest-earning assets (2)	$43,963			$43,219
Net interest margin (3)			2.26%			2.42%
Average interest-earning assets to average interest-bearing liabilities	128.51%			127.08%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $15,000 for the three months ended March 31, 2015 and no provision for loan losses for the three months ended March 31, 2014. The increase in the provision for loan losses was due to the growth in the one-to four-family residential portfolio during the three months ended March 31, 2015. The allowance for loan losses was $1.1 million, or 0.93% of total loans, at March 31, 2015 compared to $1.1 million, or 0.96% of total loans, at December 31, 2014. The decrease in the allowance for loan losses to total loans was due to a $13,000 decline in specific reserves on impaired loans, a decline in the historical loss factors on the multifamily and commercial real estate loans collectively evaluated for impairment, continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of March 31, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $15,000 to $219,000 for the three months ended March 31, 2015, from $204,000 for the three months ended March 31, 2014. The increase was primarily due to a $36,000 increase in gains on securities sales and a $16,000 increase in other non-interest income items, partially offset by a $35,000 decrease in gains on other real estate owned sales.

Non-Interest Expense.  Non-interest expense increased $24,000, or 2.0%, to $1.2 million for the three months ended March 31, 2015, from the same period in 2014.  The increase was primarily due to a $52,000 increase in compensation and employee benefits expense and a $40,000 increase in other real estate owned loss expense, partially offset by a $22,000 decrease in federal deposit insurance expense and a $16,000 decrease in professional and regulatory expense.

Compensation and employee benefits expense increased $52,000 to $603,000 for the three months ended March 31, 2015 from $551,000 for the same period in 2014. The primary reason for the increase was due to the $41,000 increase in compensation expense recorded during the three months ended March 31, 2015 related to the Equity Incentive Plan adopted in May of 2014. There was no compensation expense for the Equity Incentive plan during the three months ended March 31, 2014.

Other real estate owned loss expense increased $40,000 to an expense of $29,000 for the three months ended March 31, 2015 from income of $11,000 for the three months ended March 31, 2014. The increase was attributed to a $52,000 reversal in accrued real estate tax expense as the real estate tax bills were paid by third parties on a $1.0 million property, which represented a 12.1% participation in a $9.4 million unimproved land loan located in Northbrook, Illinois during the three months ended March 31, 2014. The property was sold in the third quarter of 2014.

Federal deposit insurance expense decreased $22,000 to $47,000 for the three months ended March 31, 2015 from $69,000 for the same period in 2014. The decrease was due to the Bank’s improved overall regulatory condition.

Professional and regulatory expense decreased $16,000 to $93,000 for the three months ended March 31, 2015 from $109,000 for the same period in 2014. The decrease was primarily due to reporting efficiencies from the Company’s second year reporting as a public company.

Provision for Income Taxes.  We recorded income tax expense of $22,000 for the three months ended March 31, 2015 and no income tax expense or benefit for the three months ended March 31, 2014. For the three months ended March 31, 2015, the effective tax rate was 23% which was lower than the standard federal rate due to temporary and permanent differences between book and tax income. For the three months ended March 31, 2014, there was no income tax expense due to the full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 43.2% and 41.8% for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Reserve Bank of Chicago amounted to $19.9 million at March 31, 2015 and $29.5 million at December 31, 2014.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts, along with advances from the FHLB of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Chicago and JP Morgan Chase which provides an additional source of funds.  At March 31, 2015, we had $5.0 million in advances outstanding and were eligible to borrow an additional $61.8 million from the FHLB of Chicago. At March 31, 2015, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $5.0 million in FHLB advances at March 31, 2015, $3.0 million is due within one year and $2.0 million is due between one to two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $493,000 for the three months ended March 31, 2015. Net cash provided by operating activities was $257,000 for the three months ended March 31, 2014.

Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, were $26,000 and $6.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended

March 31, 2015, we purchased $7.0 million and sold $3.3 million in securities classified as available-for sale, and during the three months ended March 31, 2014, we purchased $1.0 million and sold $5.5 million in securities classified as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, FHLB advances, repurchases of the Company’s common stock, and dividends paid to our stockholders, was $7.0 million and $5.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

At March 31, 2015, we had outstanding commitments of $5.6 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At March 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $34.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at March 31, 2015 was 41.3%.

Regulatory Capital

Basel III Capital Rules. In July 2013, the OCC and the other federal bank regulatory agencies published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and impose new capital requirements on the Bank, effective January 1, 2015. The Federal Reserve has amended its “Small Bank Holding Company” policy statement to exempt savings and loan holding companies with less than $1.0 billion in assets from capital requirements.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The Basel III Capital Rules provide for a number of deductions from, and adjustments to, CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions from, and other adjustments to, CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.  In particular, the Basel III Capital Rules provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach in which senior securitization tranches are assigned a risk weight associated with the underlying exposure and requiring a banking organization to hold capital for the senior tranche based on the risk weight of the underlying exposures.  Under the revised approach, for subordinate securitization tranches, a banking organization must hold capital for the subordinate tranche, as well as all more senior tranches for which the subordinate tranche provides credit support.

With respect to the Bank, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules will increase the required capital levels of the Bank. The Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the Bank’s capital amounts and ratios, together with capital adequacy requirements, under Basel III regulatory requirements as of March 31, 2015, and under pre-Basel III regulatory requirements as of December 31, 2014.

					To Be Well
			Required		Capitalized
			For Capital		Under Basel III
			Adequacy Purposes		Regulatory
	Actual		Under Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total risk-based capital to risk-weighted assets	$29,904	33.01%	$7,247	8.0%	$9,058	10.0%
Tier I (core) capital to risk-weighted assets	28,834	31.83	5,435	6.0	7,247	8.0
Common equity tier I capital to risk-weighted assets	28,834	31.83	4,076	4.5	5,888	6.5
Tier I (core) capital to adjusted total assets	28,834	13.50	8,541	4.0	10,677	5.0

					To Be Well
			Required		Capitalized
			For Capital		Under Pre-Basel III
			Adequacy Purposes		Regulatory
	Actual		Pre-Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total risk-based capital to risk-weighted assets	$30,603	32.21%	$7,601	8.0%	$9,502	10.0%
Tier I (core) capital to risk- weighted assets	29,500	31.05	3,801	4.0	5,701	6.0
Tier I (core) capital to adjusted total assets	29,500	13.67	8,630	4.0	10,787	5.0

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact on the capital levels required for the Bank.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	March 31,		December 31,
	2015		2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$4,616	$950	$1,827	$221
Unused lines of credit and letters of credit	183	8,425	181	8,633

Commitments to make loans are generally made for periods of 120 days or less.  At March 31, 2015, the fixed rate loan commitments had interest rates ranging from 2.63% to 4.25% and the commitments are to extend credit ranging from 10 to 30 years.

For the three months ended March 31, 2015 and the year ended December 31, 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At March 31, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2015, the Board of Directors of the Company completed its second stock repurchase program adopted on October 21, 2014. Under the plan, the Company repurchased 115,000 shares, or approximately 5.0%, of its then common stock. The shares were repurchased by the Company at an average price of $13.61 per share.

On March 17, 2015, the Board of Directors of the Company adopted a third stock repurchase program. Under the repurchase program, the Company may purchase up to 110,000 shares of its common stock, or approximately 5.0% of its then outstanding shares.

The Company’s stock repurchases for the three months ended March 31, 2015 are as follows:

			Total # of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of share	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased
January 1 -31, 2015	7,500	$13.60	102,100	12,900
February 1 — 28, 2015	7,400	$13.60	109,500	5,500
March 1 — 31, 2015	5,500	$13.80	115,000	110,000
Total	20,400	$13.63	20,400	110,000

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	The following financial statements for the quarter ended March 31, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)	Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)	the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President, and Chief Executive Officer

Date:	May 14, 2015

By:	/s/ Emily Lane
Emily Lane, Chief Financial Officer

Date:	May 14, 2015