Form 10-Q
period 2015-06-30
AJS Bancorp, Inc.
filed 2015-08-13
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $0.01 per share	2,198,435 shares as of August 12, 2015

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,516	$32,898
Securities available-for-sale	51,815	54,214
Securities held-to-maturity (fair value: 2015 -$335; 2014 - $341)	327	331
Loans, net (allowance: 2015 — $1,080; 2014 - $1,103)	116,690	114,130
Federal Home Loan Bank stock	1,291	1,768
Premises and equipment	3,540	3,623
Bank-owned life insurance	5,802	5,706
Other real estate owned	1,300	1,751
Accrued interest receivable	430	438
Other assets	2,784	2,664

Total assets	$208,495	$217,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$165,323	$166,249
Federal Home Loan Bank advances	5,000	12,000
Advance payments by borrowers for taxes and insurance	2,058	2,068
Other liabilities and accrued interest payable	2,568	3,084
Total liabilities	174,949	183,401

Employee Stock Ownership Plan (ESOP) repurchase obligation	988	909

Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,198,435 shares outstanding at June 30, 2015 and 2,218,863 shares outstanding at December 31, 2014	22	22
Additional paid-in capital	13,291	13,731
Retained earnings	20,888	21,126
Accumulated other comprehensive loss	(159)	(20)
Unearned stock awards	(434)	(596)
Unearned ESOP shares	(1,050)	(1,050)
Total stockholders’ equity	32,558	33,213

Total liabilities and stockholders’ equity	$208,495	$217,523

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest and dividend income
Loans	$1,121	$1,195	$2,240	$2,410
Securities	169	213	344	461
Interest-earning deposits and other	16	17	35	29
Total interest income	1,306	1,425	2,619	2,900

Interest expense
Deposits	148	167	294	327
Federal Home Loan Bank advances and other	32	86	81	176
Total interest expense	180	253	375	503

Net interest income	1,126	1,172	2,244	2,397

Provision for loan losses	115	480	130	480

Net interest income after provision for loan losses	1,011	692	2,114	1,917

Non-interest income
Service fees	74	70	141	138
Rental income	19	19	38	38
Earnings on bank-owned life insurance	48	50	96	98
Security gains	—	29	74	67
Other real estate owned gains (losses)	—	—	(19)	16
Other	33	16	63	31
Total non-interest income	174	184	393	388

Non-interest expense
Compensation and employee benefits	595	560	1,198	1,111
Occupancy expense	181	167	365	364
Data processing expense	87	84	177	175
Advertising and promotion	11	16	22	29
Professional and regulatory	89	157	182	266
Postage and supplies	22	24	47	49
Bank security	32	33	60	61
Federal deposit insurance	49	67	96	136
Other real estate owned expense/impairment	208	36	237	25
Other	113	144	228	273
Total non-interest expense	1,387	1,288	2,612	2,489

Income (loss) before income taxes	(202)	(412)	(105)	(184)

Income tax expense (benefit)	(94)	(1,891)	(72)	(1,891)

Net Income (loss)	$(108)	$1,479	$(33)	$1,707
Earnings per share
Basic	$(0.05)	$0.66	$(0.02)	$0.77
Diluted	$(0.05)	$0.66	$(0.02)	$0.76

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income (loss)	$(108)	$1,479	$(33)	$1,707

Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(310)	410	(153)	630
Reclassification adjustment for (gains) losses included in net income	—	(29)	(74)	(67)
Tax effect	122	(153)	88	(225)
Total other comprehensive income (loss)	(188)	228	(139)	338

Comprehensive income (loss)	$(296)	$1,707	$(172)	$2,045

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITIED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(33)	$1,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102	117
Provision for loan losses	130	480
Net amortization of securities	124	133
Stock award and option expense	80	13
Earnings on bank-owned life insurance	(96)	(98)
(Gain) loss on sale of securities available-for-sale	(74)	(67)
(Gain) loss on the sale of other real estate owned	19	(16)
Other real estate owned impairment	205	37
Reversal of valuation allowance on deferred taxes	—	(1,701)
Changes in:
Accrued interest receivable and other assets	(112)	140
Accrued interest payable and other liabilities	(428)	(154)
Net cash provided by (used in) operating activities	(83)	591

Cash flows from investing activities
Securities available-for-sale
Purchases	(14,958)	(11,964)
Sales	3,306	7,407
Calls, maturities and principal payments	13,778	7,166
Loan origination and repayments, net	(2,906)	1,131
Proceeds from sale of other real estate	455	181
Improvements to other real estate owned	(12)	—
Purchase of equipment, net	(19)	(177)
Net cash provided by (used in) investing activities	(356)	3,744

Cash flows from financing activities
Net change in deposits	(926)	1,970
Maturities of FHLB advances	(7,000)	(2,000)
Redemption of FHLB stock	477	—
Repurchase of common stock	(279)	—
Dividends paid on common stock	(205)	(810)
Net change in advance payments by borrowers for taxes and insurance	(10)	(123)
Net cash used in financing activities	(7,943)	(963)
Net change in cash and cash equivalents	(8,382)	3,372
Cash and cash equivalents at beginning of year	32,898	22,281

Cash and cash equivalents at end of period	$24,516	$25,653

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$391	$508
Income taxes	—	1
Supplemental noncash disclosures
Transfers from loans to real estate owned	$216	$25
Transfers of negative advance payment for borrowers for tax and insurance balances to loans	—	31
Transfers of loans to held for sale	—	1,203

See accompanying notes.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Earnings	Income (Loss)	Awards	Shares	Total
Balance at January 1, 2014	$23	$15,330	$20,523	$(405)	$—	$(1,087)	$34,384
Allocation of stock awards of 56,267 shares	1	674	—	—	(675)	—	—
Stock awards earned	—	—	—	—	79	—	79
Stock options compensation	—	16	—	—	—	—	16
Common stock repurchases of 150,867 shares	(2)	(2,039)	—	—	—	—	(2,041)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(263)	—	—	—	—	(263)
Net income	—	—	2,102	—	—	—	2,102
Cash dividends of $0.70	—	—	(1,499)	—	—	—	(1,499)
Other comprehensive income	—	—	—	385	—	—	385
ESOP shares earned shares	—	13	—	—	—	37	50
Balance at December 31, 2014	22	13,731	21,126	(20)	(596)	(1,050)	33,213
Forfeited stock awards of 8,000 shares	—	(96)	—	—	96	—	—
Stock awards earned	—	—	—	—	66	—	66
Stock options compensation	—	14	—	—	—	—	14
Common stock repurchases of 20,428 shares	—	(279)	—	—	—	—	(279)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(79)	—	—	—	—	(79)
Net loss	—	—	(33)	—	—	—	(33)
Cash dividends of $0.10	—	—	(205)	—	—	—	(205)
Other comprehensive income (loss)	—	—	—	(139)	—	—	(139)
Balance at June 30, 2015	$22	$13,291	$20,888	$(159)	$(434)	$(1,050)	$32,558

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

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$10,000	$1	$(5)	$9,996
Residential agency mortgage-backed	42,076	107	(364)	41,819

Total	$52,076	$108	$(369)	$51,815

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$11,000	$3	$(10)	$10,993
Residential agency mortgage-backed	43,248	188	(215)	43,221

Total	$54,248	$191	$(225)	$54,214

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$7	$1	$—	$8
State and municipal	320	7	—	327

	$327	$8	$—	$335

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$11	$—	$—	$11
State and municipal	320	10	—	330

	$331	$10	$—	$341

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Expected maturities of securities at June 30, 2015 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$10,000	$9,996	$260	$266
Due after five years through ten years	—	—	60	61
Residential agency mortgage-backed	42,076	41,819	7	8

	$52,076	$51,815	$327	$335

Securities with a carrying value of approximately $9,279 and $10,161 at June 30, 2015 and December 31, 2014 were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains for the three and six months ended June 30, 2015 and 2014 are listed below:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30,	June 30,	June 30,
	2015	2015	2014	2014

Proceeds from sale	$—	$3,306	$1,950	$7,407
Gross realized gains	—	74	29	67

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored entities	$2,996	$(5)	$—	$—	$2,996	$(5)
Residential agency mortgage-backed	11,856	(67)	12,512	(297)	24,368	(364)

Total temporarily impaired	$14,852	$(72)	$12,512	$(297)	$27,364	$(369)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$4,992	$(8)	$998	$(2)	$5,990	$(10)
Residential agency mortgage-backed	3,112	(10)	13,750	(205)	16,862	(215)

Total temporarily impaired	$8,104	$(18)	$14,748	$(207)	$22,852	$(225)

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

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS

Loans were as follows:

	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent

Mortgage:
One—to-four family	$100,632	85.5%	$97,214	84.4%
Multi-family and commercial	8,919	7.6	9,493	8.3
Home equity	7,855	6.7	8,069	7.0
Consumer and other	233	0.2	349	0.3
	117,639	100.0%	115,125	100.0%
Allowance for loan losses	(1,080)		(1,103)
Net deferred costs and other	131		108
Loans, net	$116,690		$114,130

The following tables present the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2015
		Multi-family
	One—to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total

Allowances for loan losses:
Beginning balance	$816	$233	$21	$—	$1,070
Provision for loan losses	135	(19)	(1)	—	115
Charge-offs	(107)	—	—	—	(107)
Recoveries	2	—	—	—	2

Total ending allowance balance	$846	$214	$20	$—	$1,080

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	For the Six Months Ended June 30, 2015
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total

Allowances for loan losses:
Beginning balance	$822	$259	$22	$—	$1,103
Provision for loan losses	172	(40)	(2)	—	130
Charge-offs	(152)	(7)	—	—	(159)
Recoveries	4	2	—	—	6

Total ending allowance balance	$846	$214	$20	$—	$1,080

	For the Three Months Ended June 30, 2014
		Multi-family
	One—to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total

Allowances for loan losses:
Beginning balance	$953	$216	$24	$1	$1,194
Provision for loan losses	(6)	485	1	—	480
Charge-offs	(23)	(449)	—	—	(472)
Recoveries	1	1	—	—	2

Total ending allowance balance	$925	$253	$25	$1	$1,204

	For the Six Months Ended June 30, 2014
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	161	403	(84)	—	480
Charge-offs	(61)	(618)	—	—	(679)
Recoveries	2	2	—	—	4

Total ending allowance balance	$925	$253	$25	$1	$1,204

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2015
		Multi-Family		Consumer
	One—to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$219	$—	$—	$—	$219
Loans collectively evaluated for impairment	627	214	20	—	861

Total ending allowance balance	$846	$214	$20	$—	$1,080

Loans:
Loans individually evaluated for impairment	$1,549	$708	$—	$—	$2,257
Loans collectively evaluated for impairment	99,083	8,211	7,855	233	115,382

Total ending loans balance	$100,632	$8,919	$7,855	$233	$117,639

	December 31, 2014
		Multi-Family		Consumer
	One—to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total

Allowance for loan losses:
Loans individually evaluated for impairment	$234	$—	$—	$—	$234
Loans collectively evaluated for impairment	588	259	22	—	869

Total ending allowance balance	$822	$259	$22	$—	$1,103

Loans:
Loans individually evaluated for impairment	$1,564	$899	$—	$—	$2,463
Loans collectively evaluated for impairment	95,650	8,594	8,069	349	112,662

Total ending loans balance	$97,214	$9,493	$8,069	$349	$115,125

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	As of June 30, 2015			As of December 31, 2014
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
One—to-four family	$404	$292	$—	$410	$297	$—
Multi-family and commercial	991	708	—	1,185	899	—
Home equity	—	—	—			—
Consumer and other	—	—	—	—	—	—
Subtotal	1,395	1,000	—	1,595	1,196	—

With an allowance recorded:
One—to-four family	1,293	1,257	219	1,300	1,267	234
Multi-family and
commercial	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,293	1,257	219	1,300	1,267	234

Total	$2,688	$2,257	$219	$2,895	$2,463	$234

	For the Three Months			For the Three Months
	Ended June 30, 2015			Ended June 30, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
One—to-four family	$294	$4	$—	$150	$7	$—
Multi-family and commercial	713	—	6	1,605		6
Home equity	—	—	—		—	—
Consumer and other	—	—	—		—	—
Subtotal	1,007	4	6	1,755	7	6

With an allowance recorded:
One—to-four family	1,258	12	—	1,328	14	—
Multi-family and
commercial	—	—	—	287	—	—
Home equity	—	—	—		—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,258	12	—	1,615	14	—

Total	$2,265	$16	$6	$3,370	$21	$6

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

	For the Six Months			For the Six Months
	Ended June 30, 2015			Ended June 30, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One—to-four family	$295	$9	$—	$841	$7	$—
Multi-family and commercial	775	—	12	1,732	—	6
Home equity	—	—	—	48	—	—
Subtotal	1,070	9	12	2,621	7	6

With an allowance recorded:
One—to-four family	1,261	27	—	1,135	30	—
Multi-family and commercial	—	—	—	413	—	—
Home equity	—	—	—	—	—	—
Subtotal	1,261	27	—	1,548	30	—

Total	$2,331	$36	$12	$4,169	$37	$6

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

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014

One—to-four family	$1,474	$1,886	$—	$—
Multi-family and commercial	708	900	—	—
Home equity	181	192	—	—
Consumer and other	—	—	—	—
Total	$2,363	$2,978	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans:

	June 30, 2015
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One—to-four family	$429	$72	$783	$1,284	$99,348	$100,632
Multi-family and commercial	—	200	—	200	8,719	8,919
Home equity	42	—	58	100	7,755	7,855
Consumer and other	—	—	—	—	233	233
Total	$471	$272	$841	$1,584	$116,055	$117,639

	December 31, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$245	$305	$753	$1,303	$95,911	$97,214
Multi-family and commercial	206	—	379	585	8,908	9,493
Home equity	88	44	35	167	7,902	8,069
Consumer and other	—	—	—	—	349	349
Total	$539	$349	$1,167	$2,055	$113,070	$115,125

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	June 30,	December 31,
	2015	2014

Accrual status	$1,230	$1,431
Non-accrual status	1,026	1,032
	2,256	2,463
Specific reserves allocated	219	234
Net	$2,037	$2,229

No additional loan commitments were outstanding to these borrowers at June 30, 2015 and December 31, 2014.  Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
June 30, 2015
One-to—four family	1	$217	$219
Multi-family and commercial	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	1	$217	$219

The recorded investment increased due to real estate taxes. The troubled debt restructurings described above were evaluated for impairment prior to modification, did not result in an increase in the

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

allowance for loan losses upon modification, and resulted in no additional charge-offs for the three and six months ended June 30, 2015. There were no new troubled debt restructurings made during the three and six months ended June 30, 2014.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2014. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2015.

	Number of	Recorded
	Loans	Investment
June 30, 2015
One-to—four family residences	1	$217
Total	1	$217

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2014.

The terms of certain other loans were modified during the three and six months ended June 30, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three and six months ended June 30, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2015 and December 31, 2014, the risk category of loans by class of loans was as follows:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
On —to- four family	$97,718	$—	$2,914	$—	$100,632
Multi-family and commercial	2,317	146	6,456	—	8,919
Home equity	7,674	—	181	—	7,855
Consumer and other	233	—	—	—	233
Total	$107,942	$146	$9,551	$—	$117,639

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
One—to-four family	$94,007	$—	$3,207	$—	$97,214
Multi-family and commercial	2,649	102	6,742	—	9,493
Home equity	7,641	—	428	—	8,069
Consumer and other	349	—	—	—	349
Total	$104,646	$102	$10,377	$—	$115,125

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

At June 30, 2015 and December 31, 2014, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

June 30, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Securities available-for-sale	Total	(Level 1)	(Level 2)	(Level 3)
U.S. government-sponsored entities	$9,996	$—	$9,996	$—
Residential agency mortgage-backed	41,819	—	41,819	—

December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Securities available-for-sale	Total	(Level 1)	(Level 2)	(Level 3)
U.S. government-sponsored entities	$10,993	$—	$10,993	$—
Residential agency mortgage-backed	43,221	—	43,221	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 and the year ended December 31, 2014.

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

June 30, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One—to-four family	$40	$—	$—	$40
Multi-family and commercial	1,260	—	—	1,260

	December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$201	$—	$—	$201
Multi-family and commercial	346	—	—	346
Other real estate owned:
One-to-four family	412	—	—	412
Multi-family and commercial	1,299	—	—	1,299

At June 30, 2015, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,815, net of a valuation allowance of $515, resulting in a write-down of $205 during the six months ended June 30, 2015. At December 31, 2014, other real estate owned had a carrying amount of $2,021, net of a valuation allowance of $310, resulting in a write-down of $86 during 2014.

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

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	June 30, 2015
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Other real estate owned:
One-to-four family	$40	Sales comparison approach	Adjustment for differences between the comparable sales	0-11.7% (-0.2%)
Multi-family and commercial	216	Sales comparison approach	Adjustment for differences between the comparable sales	5.7-55.4% (34.2%)
	1,044	Income approach	Adjustment for differences in net operating income expectations	13.1% (13.1%)
			Capitalization rate	8.3% (8.3%)

	December 31, 2014
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Impaired loans:
One-to-four family	$201	Sales comparison approach	Adjustment for differences between the comparable Sales	0.0-7.0% (-4.8%)
Multi-family and commercial	346	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-56.7% (18.2%)

Other real estate owned:
One-to-four family	412	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-5.3% (-6.5%)
Multi-family and commercial	90	Sales comparison approach	Adjustment for differences between the comparable sales	5.7-55.4% (34.2%)
	1,209	Income approach	Adjustment for differences in net operating income expectations	13.1% (13.1%)
			Capitalization rate	8.3% (8.3%)

(Continued)

AJS BANCORP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	June 30, 2015
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,516	$24,516	$—	$—	$24,516
Securities held-to-maturity	327	—	335	—	335
Loans, net	116,690	—	—	115,975	115,975
FHLB stock	1,291	N/A	N/A	N/A	1,291
Accrued interest receivable	430	—	19	411	430

Financial liabilities
Non-interest-bearing deposits	$22,262	$	$—	$—	$22,262
Interest-bearing deposits	143,061	—	143,137	—	143,137
FHLB advances	5,000	—	5,085	—	5,085
Advances from borrowers for taxes	2,058	—	2,058	—	2,058
Accrued interest payable	12	—	12	—	12

	December 31, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$32,898	$32,898	$—	$—	$32,898
Securities held-to-maturity	331	—	341	—	341
Loans, net (less impaired loans)	113,583	—	—	113,316	113,316
FHLB stock	1,768	N/A	N/A	N/A	1,768
Accrued interest receivable	438	—	20	418	438

Financial liabilities
Non-interest-bearing deposits	$20,905	$20,905	$—	$—	$20,905
Interest-bearing deposits	145,344	—	145,444	—	145,444
FHLB advances	12,000	—	12,163	—	12,163
Advances from borrowers for taxes	2,068	—	2,068	—	2,068
Accrued interest payable	28	—	28	—	28

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

(Continued)

NOTE 5 - EARNINGS PER SHARE

According to the provisions of FASB ASC 260, Earnings Per Share, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released. The Company’s non-vested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating non-vested restricted shares.

The table below calculates the earnings per share for the three months and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	June 30,		June 30,
	2015	2014	2015	2014
Basic
Net income (loss)	$(108)	$1,479	$(33)	$1,707
Distributed earnings allocated to participated securities	3	—	5	—
Undistributed income allocated to participated securities	(6)	—	(6)	—
Earnings allocated to common shareholders	$(105)	$1,479	$(32)	$1,707

Weighted average common shares outstanding including participating securities	2,093,418	2,225,780	2,097,723	2,213,449
Less: Participating securities	(51,935)	—	(54,077)	—
Weighted-average common shares outstanding	2,041,483	2,225,780	2,043,646	2,213,449

Basic earnings per common share	$(0.05)	$0.66	$(0.02)	$0.77

Diluted
Net earnings allocated to common stock	$(105)	$1,479	$(32)	$1,707
Weighted average common shares outstanding for basic	2,041,483	2,225,780	2,043,646	2,225,780
Add: dilutive effects of assumed exercise of stock options and stock awards	11,042	23,200	8,673	23,163

Diluted weighted-average shares for basic	2,052,525	2,248,980	2,052,319	2,263,612

Diluted earnings per common share	$(0.05)	$0.66	$(0.02)	$0.76

At June 30, 2015 and 2014, there were 111,507 and 119,507 anti-dilutive stock options, respectively.

Employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At June 30, 2015 and 2014, there were 105,032 and 108,783 shares unearned from the employee stock ownership plan, respectively.

NOTE 6—EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of June 30, 2015, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

For stock options, certain key employees and nonemployee directors were granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were 118,132 options granted in May 2014 with a strike price of $11.99 and 4,000 options granted in June 2015 with a strike price of $15.00. During the six months ended June 30, 2015, there were 23,624 options vested, 12,000 options forfeited, no options were exercised, and no options expired. Total unrecognized compensation expense for stock options was $100 as of June 30, 2015. Compensation expense totaled $14 and $2 for the six months ended June 30, 2015 and June 30, 2014, respectively. Management expects outstanding options to vest over the remaining vesting period of 4.1 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. The Company awarded 56,267 shares of stock in May 2014. During the six months ended June 30, 2015, there were 11,251 awards vested and 8,000 awards forfeited. Total unrecognized compensation expense for awards was $434 as of June 30, 2015. Compensation expense totaled $66 and $12 for the six months ended June 30, 2015 and June 30, 2014, respectively. Management expects outstanding awards to vest over the remaining vesting period of 4.0 years.

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

Overview

We had a net loss of $108,000, or $0.05 loss per share, for the three months ended June 30, 2015 compared to net income of $1.5 million, or $0.66 earnings per share, for the same period in 2014. Our net loss for the six months ended June 30, 2015 was $33,000, or $0.02 loss per share, compared to net income of $1.7 million, or $0.77 earnings per share, for the same period in 2014. The decline during the three and six months ended June 30, 2015 as compared to the prior year periods was mainly attributable to the $1.7 million reversal of the deferred tax asset valuation allowance in the second quarter of 2014 and write-downs on other real estate owned of $205,000 during the second quarter 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets. Total consolidated assets as of June 30, 2015 were $208.5 million, a decrease of $9.0 million, or 4.2%, from $217.5 million at December 31, 2014.  The decrease was due to declines in cash and cash equivalents, securities available-for-sale, and other real estate owned, partially offset by an increase in net loans.

Cash and cash equivalents decreased $8.4 million, or 25.5%, to $24.5 million at June 30, 2015 from $32.9 million at December 31, 2014. The primary reason for the decline in cash and cash equivalents was due to the repayment of maturing Federal Home Loan Bank (FHLB) advances of $7.0 million during the six months ended June 30, 2015.

Securities available-for-sale decreased $2.4 million, or 4.4%, to $51.8 million at June 30, 2015 from $54.2 million at December 31, 2014.  The decrease was primarily due to securities available-for-sale principal repayments, calls and sales of $17.1 million exceeding new securities purchases of $15.0 million and an increase in the unrealized loss of available-for-sale securities of $139,000 as a result of the decrease in interest rates during the three months ended June 30, 2015.

Net loans increased $2.6 million, or 2.2%, to $116.7 million at June 30, 2015 from $114.1 million at December 31, 2014.  The increase was primarily attributable to an increase in our one-to four-family residential portfolio, partially offset by declines in our multifamily and commercial real estate and home equity portfolios during the six months ended June 30, 2015. One-to four-family residential loans increased $3.4 million, or 3.5%, to $100.6 million at June 30, 2015 from $97.2 million at December 31, 2014. The increase was primarily due to borrower demand to lock in current low interest rates prior to anticipated increases in interest rates in future periods as well as the seasonal increase in home sales in the spring. Multifamily and commercial real estate loans declined $574,000, or 6.0%, to $8.9 million at June 30, 2015 from $9.5 million at December 31, 2014. Home equity loans decreased $214,000, or 2.7%, to $7.9 million at June 30, 2015 from $8.1 million at December 31, 2014. The decrease in the multifamily and commercial real estate loan portfolio was due to aggressive price competition for these loans in the Bank’s marketplace.

Federal Home Loan Bank stock decreased $477,000, or 27.0%, to $1.2 million at June 30, 2015 from $1.7 million at December 31, 2014 as we sold shares of FHLB stock back to the FHLB.  The decrease was primarily due to changes in the membership stock requirement as specified in the FHLB of Chicago’s capital plan which allowed excess stock to be available for repurchase so that those funds could be deployed elsewhere in the organization.

Other real estate owned decreased $451,000, or 25.8%, to $1.3 million at June 30, 2015 from $1.7 million at December 31, 2014. The decrease was primarily due to a $363,000 sale of a one-to four- family residential property which resulted in a loss of $19,000 and write-downs of $205,000 on two commercial real estate properties, partially offset by additions of a one-to four-family residential property and a commercial real estate property for a total of $216,000.

Liabilities. Total liabilities decreased $8.5 million, or 4.6%, to $174.9 million at June 30, 2015 from $183.4 million at December 31, 2014. The decrease in total liabilities was primarily due to declines in deposits and FHLB advances.

Deposits. Total deposits decreased $926,000, or 0.6%, to $165.3 million at June 30, 2015 from $166.2 million at December 31, 2014. Money market accounts decreased $2.0 million, or 31.2%, to $4.4 million at June 30, 2015 from $6.4 million at December 31, 2014. Higher cost certificates of deposit decreased $2.3 million, or 3.7%, to $60.2 million at June 30, 2015 from $62.5 million at December 31, 2014. The decline in the balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity. The decrease in money market accounts and certificates of deposit were offset by an increase in our other lower cost core deposits, which we consider to be our checking, passbook and NOW accounts. Passbook account balances grew $2.3 million, or 3.6%, to $67.7 million at June 30, 2015 from $65.4 million at December 31, 2014. NOW and checking account balances increased $1.1 million, or 3.4%, to $32.9 million at June 30, 2015 from $31.9 million at December 31, 2014.

FHLB Advances. FHLB of Chicago advances decreased $7.0 million, or 58.3%, to $5.0 million at June 30, 2015 from $12.0 million at December 31, 2014.  Due to the excess liquidity, we repaid our maturing FHLB advances of $7.0 million with a weighted average interest rate of 2.24% during the six months ended June 30, 2015. Outstanding FHLB of Chicago advances at June 30, 2015 were fixed-rate with maturities of one to two years with a weighted average interest rate of 2.41%.

ESOP Repurchase Obligation. The ESOP repurchase obligation increased $79,000, or 8.7% to $988,000 at June 30, 2015 from $909,000 at December 31, 2014. The increase was primarily due to an increase in the market value of the vested portion of the common stock held in the ESOP.

Stockholders’ Equity. Total stockholders’ equity decreased $655,000, or 2.0%, to $32.6 million at June 30, 2015 from $33.2 million at December 31, 2014. The decrease primarily resulted from our repurchased shares of 20,428 at an average price of $13.66 per share from the second and third stock repurchase programs for a total cost of $279,000 and dividends paid on common stock of $205,000, a net loss of $33,000, and an increase in the unrealized loss on securities classified as available-for-sale of $139,000 for the six months ended June 30 2015. Book value per share was $14.81 at June 30, 2015 as compared to $14.97 at December 31, 2014.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2015	2014
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,026	1,032
Non-accrual loans (excludes troubled debt restructurings)	1,337	1,946
Total non-performing loans	$2,363	$2,978
Other real estate owned	1,300	1,751

Total non-performing assets	$3,663	$4,729

Non-performing assets to total assets	1.76%	2.17%
Non-performing loans to total loans	2.01	2.59
Allowance for loan losses to non-performing loans	45.70	37.04
Allowance for loan losses to total loans	0.92	0.96

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $3.7 million, or 1.76% of total assets, as of June 30, 2015 and $4.7 million, or 2.17% of total assets, as of December 31, 2014. The decrease in nonperforming assets was primarily attributable to the sale of a $363,000 one-to four-family residential other real estate owned property and write-downs of $205,000 on two commercial real estate properties, partially offset by additions of a one-to four-family residential property and a commercial real estate property for a total of $216,000 during the six months ended June 30, 2015. Net charge-offs for the six months ended June 30, 2015 and June 30, 2014 were $153,000 and $675,000, respectively. The allowance for loan losses totaled $1.1 million at both June 30, 2015 and December 31, 2014.  This represents a ratio of the allowance for loan losses to total loans of 0.92% at June 30, 2015 and 0.96% at December 31, 2014. The slight decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on multi-family and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

At June 30, 2015, we had 24 one- to four-family residential loans, three home equity loans, and four multifamily and commercial real estate loans with an aggregate principal balance of $2.4 million, none of which had an individual principal balance in excess of $500,000 on nonaccrual status. At December 31, 2014, we had 27 one- to four-family residential loans, five home equity loans, and five multifamily and commercial real estate loans with an aggregate principal balance of $3.0 million, none of which had an individual principal balance in excess of $500,000 on nonaccrual status.

At June 30, 2015, we had 10 one- to four-family residential loans and four multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.3 million of which $1.0 million was on non-accrual status. At December 31, 2014, we had 10 one-to four-family residential loans and five multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.5 million of which $1.0 million was on non-accrual status.

At June 30, 2015, we had a $3.6 million commercial real estate loan secured by a golf course located in Flossmoor, Illinois. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined the borrower displayed well-defined credit weaknesses that may jeopardize full collection of principal and interest if not corrected. As a result, the loan was classified as substandard as of June 30, 2015. However, the loan was performing in accordance with its terms and is on accrual status.

At June 30, 2015, we had another real estate owned property of $1.0 million representing a 3.4% participation in a $31.1 million indoor water park. As of June 30, 2015, the property was under a letter of intent by a third party to purchase the property.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General.  Net loss for the three months ended June 30, 2015 was $108,000 a decrease of $1.5 million, or 107.3%, compared to net income of $1.5 million for the three months ended June 30, 2014. The decline was mainly attributable to the $1.7 million reversal of the remaining deferred tax asset valuation allowance in the second quarter of 2014 and other real estate owned write-downs of $205,000 in the second quarter of 2015, partially offset by a decline in the provision for loan losses of $365,000 from second quarter 2014 to second quarter 2015.

Net Interest Income.  Net interest income decreased by $46,000 to $1.1 million for the three months ended June 30, 2015, from $1.2 million for the same period in 2014. The net interest margin increased two basis points to 2.33% for the three months ended June 30, 2015 compared to 2.31% for the three months ended June 30, 2014, and the net interest rate spread increased six basis points to 2.23% for the three months ended June 30, 2015 compared to 2.17% for the three months ended June 30, 2014.

Interest Income.  Total interest income decreased $120,000, or 8.4%, to $1.3 million for the three months ended June 30, 2015 from $1.4 million for the same period in 2014.  The decrease was primarily due to a nine basis points decline in the average yield earned on interest earning assets. The average yield on interest earning assets was 2.71% for the three months ended June 30, 2015 as compared to 2.80% for the same period in 2014. The decline was primarily a result of the decrease in the average yield on loans and securities along with a change in the mix of interest-earning assets, which have shifted from loans and securities available-for-sale to a greater percentage of low-yielding cash and cash equivalents.

Interest income from loans decreased by $74,000, or 6.2%, to $1.1 million for the three months ended June 30, 2015, from $1.2 million for the three months ended June 30, 2014. The decline in interest income from loans was due to decreases in the average loan yield and average loan balance for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The average yield on loans decreased to 3.85% for the three months ended June 30, 2015 from 3.99% for the same period in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $3.3 million to $116.4 million for the three months ended June 30, 2015 from $119.7 million for the same period in 2014. The decrease in the average loan balance was primarily due to the aggressive price competition for multifamily and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $45,000, or 20.7%, to $169,000 for the three months ended June 30, 2015, from $214,000 for the three months ended June 30, 2014.  The decrease primarily resulted from a decrease in the average securities yield and average securities balance for the three months ended June 30, 2015 as compared to the same period in 2014.  The average yield on securities decreased to 1.27% for the three months ended June 30, 2015 from 1.44% for the same period in 2014 due to the prolonged low interest rate environment. The average balance of securities decreased $5.8 million to $53.3 million for the three months ended June 30, 2015 from $59.1 million for the same period in 2014. The decrease in the average securities balance was due to securities principal repayments, calls, and sales exceeding new securities purchases.

Interest Expense.  Interest expense decreased by $73,000, or 28.9%, to $180,000 for the three months ended June 30, 2015, from $253,000 for the same period in 2014.  The primary reasons for the decrease were due to the $10.7 million decrease in the average balance of interest bearing liabilities and a 15 basis points decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $149.3 million and $160.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively, while the average cost of interest bearing liabilities was 0.48% for the three months ended June 30, 2015 as compared to 0.63% for the same period in 2014.

Interest expense on deposits decreased by $19,000, or 11.4%, to $148,000 for the three months ended June 30, 2015, from $167,000 for the same period in 2014. Our average cost of deposits decreased five basis points to 0.41% for the three months ended June 30, 2015 from 0.46% for the three months ended June 30, 2014. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances decreased $698,000 to $144.3 million for the three months ended June 30, 2015, from $145.0 million for the same period in 2014 due primarily to a $2.9 million decrease in the average balance of certificates of deposit and a $821,000 decrease in the average balance of money market accounts, partially offset by a $3.0 million increase in the average balance of passbook accounts.  The decrease in the average balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity.

Interest expense on FHLB advances decreased $54,000, or 62.8%, to $32,000 for the three months ended June 30, 2015, from $86,000 for the same period in 2014. The primary reason for the decrease was a decrease in the average balance of FHLB of Chicago advances. Average balances of FHLB of Chicago advances decreased $10.0 million to $5.0 million for the three months ended June 30, 2015 from $15.0 million for the same period in 2014. The decrease was due to the repayment of maturing FHLB advances.

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$21,875	$14	0.24%	$22,729	$15	0.26%
Securities	53,316	169	1.27	59,127	213	1.44
Loans receivable	116,449	1,121	3.85	119,755	1,195	3.99
Federal Home Loan Bank of Chicago common stock	1,410	2	0.57	1,768	2	0.45
Total interest-earning assets	193,050	1,306	2.71	203,379	1,425	2.80
Total non-interest-earning assets	16,458			15,691
Total assets	$209,508			$219,070

Interest-bearing liabilities:
Passbook accounts	$67,008	27	0.16%	$63,971	23	0.14%
NOW accounts	10,588	—	—	10,613	—	—
Money market accounts	5,876	—	—	6,696	—	—
Certificates of deposit	60,853	121	0.80	63,743	144	0.90
Total deposits	144,325	148	0.41	145,023	167	0.46
Federal Home Loan Bank of Chicago advances	5,000	32	2.56	15,000	86	2.29
Total interest-bearing liabilities	149,325	180	0.48	160,023	253	0.63
Non-interest-bearing demand deposits-checking accounts	$22,422			$19,689
Other liabilities	5,004			5,042
Total liabilities	176,751			184,754
Stockholders’ Equity	32,757			34,316
Total liabilities and stockholders’ equity	$209,508			$219,070

Net interest income		$1,126			$1,172
Net interest rate spread (1)			2.23%			2.17%
Net interest-earning assets (2)	$43,725			$43,356
Net interest margin (3)			2.33%			2.31%
Average interest-earning assets to average interest-bearing liabilities	129.28%			127.09%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $115,000 for the three months ended June 30, 2015 and $480,000 for the three months ended June 30, 2014. The allowance for loan losses was $1.1 million, or 0.92% of total loans, at June 30, 2015 compared to $1.1 million, or 0.96% of total loans, at December 31, 2014. The decrease in the allowance for loan losses as a percent of total loans was due to a decline in the historical loss factors on multifamily and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $10,000 to $174,000 for the three months ended June 30, 2015, from $184,000 for the three months ended June 30, 2014. The decrease was primarily due to a $29,000 decrease in gains on securities sales offset by a $17,000 increase in other non-interest income items related to broker fees on correspondent loans.

Non-Interest Expense.  Non-interest expense increased $99,000, or 7.7%, to $1.4 million for the three months ended June 30, 2015, from $1.3 million for the same period in 2014.  The increase was primarily due to a $172,000 increase in other real estate owned expense/impairment and a $35,000 increase in compensation and employee benefits expense, partially offset by a $68,000 decline in professional and regulatory expense.

Other real estate owned expense/impairment increased $172,000 to $208,000 for the three months ended June 30, 2015, from $36,000 for the three months ended June 30, 2014. The increase was primarily due to write-downs of $205,000 on two commercial properties, partially offset by the reversal of $16,000 of real estate taxes paid by a third party on another real estate owned commercial property.

Compensation and employee benefits expense increased $35,000 to $595,000 for the three months ended June 30, 2015, from $560,000 for the same period in 2014. The primary reason for the increase was due to the compensation expense related to the Equity Incentive Plan adopted in May of 2014. The Company recorded compensation expense related to the Equity Incentive Plan of $39,000 for the three months ended June 30, 2015 compared to $14,000 for the three months ended June 30, 2014.

Professional and regulatory expense decreased $68,000 to $89,000 for the three months ended June 30, 2015 from $157,000 for the same period in 2014. The decrease was primarily due to reporting efficiencies from the Company’s second year reporting as a public company and the Bank’s improved overall regulatory condition.

Income Tax Benefit.  We recorded an income tax benefit of $94,000 for the three months ended June 30, 2015 and an income tax benefit of $1.9 million for the three months ended June 30, 2014. The decrease in the income tax benefit was primarily due to the reversal of the remaining deferred tax asset valuation allowance of $1.7 million during the second quarter of 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General.  Net loss for the six months ended June 30, 2015 was $33,000, a decrease of $1.7 million, or 101.9%, from net income of $1.7 million for the six months ended June 30, 2014. The decline was mainly attributable to the $1.7 million reversal of the remaining deferred tax asset valuation allowance in the second quarter of 2014, write-downs on other real estate owned of $205,000, and a decline in net interest income of $153,000, partially offset by a decline in the provision for loan losses of $350,000 from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Net Interest Income.  Net interest income decreased by $153,000 to $2.2 million for the six months ended June 30, 2015, from $2.4 million for the same period in 2014. The prolonged period of low interest rates and highly competitive loan environment continued to put downward pressure on the net interest margin and net interest rate spread. The net interest margin declined seven basis points to 2.29% for the six months ended June 30, 2015 compared to 2.36% for the six months ended June 30, 2014, and the net interest rate spread declined four basis points to 2.18% for the six months ended June 30, 2015 compared to 2.22% for the six months ended June 30, 2014.

Interest Income.  Total interest income decreased $281,000, or 9.7%, to $2.6 million for the six months ended June 30, 2015 from $2.9 million for the same period in 2014.  The decrease was primarily due to a 18 basis points decline in the average yield earned on interest earning assets. The average yield on interest earning assets was 2.67% for the six months ended June 30, 2015 as compared to 2.85% for the same period in 2014. The decline was primarily a result of the decrease in the average yield on loans and securities along with a change in the mix of interest-earning assets, which have shifted from loans and securities available-for-sale to a greater amount of low-yielding cash and cash equivalents.

Interest income from loans decreased by $170,000, or 7.1%, to $2.2 million for the six months ended June 30, 2015, from $2.4 million for the six months ended June 30, 2014. The decline in interest income from loans was due to decreases in the average loan yield and average loan balance for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The average yield on loans decreased to 3.87% for the six months ended June 30, 2015 from 4.01% for the same period in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $4.3 million to $115.8 million for the six months ended June 30, 2015 from $120.1 million for the same period in 2014. The decrease in the average loan balance was primarily due to the aggressive price competition for multifamily and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $117,000, or 25.4%, to $344,000 for the six months ended June 30, 2015, from $461,000 for the six months ended June 30, 2014.  The decrease primarily resulted from a decrease in the average securities yield and average securities balance for the six months ended June 30, 2015 as compared to the same period in 2014.  The average yield on securities decreased to 1.28% for the six months ended June 30, 2015 from 1.52% for the same period in 2014 due to the prolonged low interest rate environment. The average balance of securities decreased $6.7 million to $53.9 million for the six months ended June 30, 2015 from $60.6 million for the same period in 2014. The decrease in the average securities balance was due to securities principal repayments, calls, and sales exceeding new securities purchases.

Interest Expense.  Interest expense decreased by $128,000, or 25.4%, to $375,000 for the six months ended June 30, 2015, from $503,000 for the same period in 2014.  The primary reasons for the decrease were due to the $8.1 million decrease in the average balance of interest bearing liabilities and a 14 basis points decline in the average interest rate paid for interest bearing liabilities. Average interest bearing liabilities were $152.0 million and $160.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively, while the average cost of interest bearing liabilities was 0.49% for the six months ended June 30, 2015 as compared to 0.63% for the same period in 2014.

Interest expense on deposits decreased by $33,000, or 10.1%, to $294,000 for the six months ended June 30, 2015, from $327,000 for the same period in 2014. Our average cost of deposits decreased five basis points to 0.40% for the six months ended June 30, 2015 from 0.45% for the six months ended June 30, 2014. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances increased $747,000 to $145.3 million for the six months ended June 30, 2015, from $144.5 million for the same period in 2014 due primarily to the increase in the average balance of passbook accounts of $2.4 million. The increase was primarily due to our continued focus on increasing our lower-cost core deposits.

Interest expense on FHLB advances decreased $95,000, or 54.0%, to $81,000 for the six months ended June 30, 2015, from $176,000 for the same period in 2014. The primary reason for the decrease in interest expense on FHLB advances was a decrease in the average balance of FHLB of Chicago advances. Average balances of FHLB of Chicago advances decreased $8.9 million to $6.7 million for the six months ended June 30, 2015 from $15.6 million for the same period in 2014. The decrease was due to the repayment of maturing FHLB advances.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$24,647	$31	0.24%	$20,897	$25	0.24%
Securities	53,922	344	1.28	60,550	461	1.52
Loans receivable	115,802	2,240	3.87	120,127	2,410	4.01
Federal Home Loan Bank of Chicago common stock	1,564	4	0.51	1,768	4	0.45
Total interest-earning assets	195,935	2,619	2.67	203,342	2,900	2.85
Total non-interest-earning assets	16,519			15,851
Total assets	$212,454			$219,193

Interest-bearing liabilities:
Passbook accounts	$66,250	55	0.17%	$63,834	46	0.14%
NOW accounts	10,619	—	—	10,405	—	—
Money market accounts	7,044	—	—	6,539	—	—
Certificates of deposit	61,378	239	0.78	63,766	281	0.88
Total deposits	145,291	294	0.40	144,544	327	0.45
Federal Home Loan Bank of Chicago advances	6,714	81	2.41	15,571	176	2.26
Total interest-bearing liabilities	152,005	375	0.49	160,115	503	0.63
Non-interest-bearing demand deposits-checking accounts	$22,140			$19,579
Other liabilities	5,426			4,963
Total liabilities	179,571			184,657
Stockholders’ Equity	32,883			34,536
Total liabilities and stockholders’ equity	$212,454			$219,193

Net interest income		$2,244			$2,397
Net interest rate spread (1)			2.18%			2.22%
Net interest-earning assets (2)	$43,930			$43,227
Net interest margin (3)			2.29%			2.36%
Average interest-earning assets to average interest-bearing liabilities	128.90%			127.00%

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

(4)         Annualized.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $130,000 for the six months ended June 30, 2015 and $480,000 for the six months ended June 30, 2014. The allowance for loan losses was $1.1 million, or 0.92% of total loans, at June 30, 2015 compared to $1.1 million, or 0.96% of total loans, at December 31, 2014. The decrease in the allowance for loan losses as a percent of total loans was due to a decline in the historical loss factors on multifamily and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $5,000 to $393,000 for the six months ended June 30, 2015, from $388,000 for the six months ended June 30, 2014. The increase was primarily due to a $33,000 increase in other non-interest income items, partially offset by a $35,000 decrease in gains on other real estate owned sales.

Non-Interest Expense.  Non-interest expense increased $123,000, or 4.9%, to $2.6 million for the six months ended June 30, 2015, from $2.5 million for the six months ended June 30, 2014.  The increase was primarily due to write-downs on other real estate owned of $205,000 and an increase in compensation and employee benefits of $87,000, partially offset by a $84,000 decrease in professional and regulatory expense, a $40,000 decrease in federal deposit insurance expense, and a $45,000 decrease in other non-interest expense items.

Other real estate owned expense/impairment increased $212,000 to $237,000 for the six months ended June 30, 2015, from $25,000 for the six months ended June 30, 2014. The increase was primarily due to write-downs of $205,000 on two commercial properties.

Compensation and employee benefits expense increased $87,000 to $1.2 million for the six months ended June 30, 2015 from $1.1 million for the same period in 2014. The primary reason for the increase was due to the compensation expense related to the Equity Incentive Plan adopted in May 2014. The Company recorded compensation expense related to the Equity Incentive Plan of $80,000 for the six months ended June 30, 2015 compared to $14,000 for the six months ended June 30, 2014.

Professional and regulatory expense decreased $84,000 to $182,000 for the six months ended June 30, 2015 from $266,000 for the same period in 2014. The decrease was primarily due to reporting efficiencies from the Company’s second year reporting as a public company and the Bank’s improved overall regulatory condition.

Federal deposit insurance expense decreased $40,000 to $96,000 for the six months ended June 30, 2015 from $136,000 for the same period in 2014. The decrease was due to the Bank’s improved overall regulatory condition.

Income Tax Benefit.  We recorded an income tax benefit of $72,000 for the six months ended June 30, 2015 and an income tax benefit of $1.9 million for the six months ended June 30, 2014. The decrease in the income tax benefit was primarily due to the reversal of the remaining deferred tax asset valuation allowance of $1.7 million during the second quarter of 2014.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 42.4% and 41.8% for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Reserve Bank of Chicago amounted to $20.9 million at June 30, 2015 and $29.5 million at December 31, 2014.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts, along with advances from the FHLB of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Chicago and JP Morgan Chase which provides an additional source of funds.  At June 30, 2015, we had $5.0 million in advances outstanding and were eligible to borrow an additional $61.8 million from the FHLB of Chicago. At June 30, 2015, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  Of the $5.0 million in FHLB advances at June 30, 2015, $3.0 million is due within one year and $2.0 million is due between one to two years.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $83,000 for the six months ended June 30, 2015. Net cash provided by operating activities was $591,000 for the six months ended June 30, 2014.

Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, was $356,000 for the six months ended June 30, 2015. Net cash provided by investing activities was $3.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we purchased $15.0 million and sold $3.3 million in securities classified as available-for sale, and during the six months ended June 30, 2014, we purchased $12.0 million and sold $7.4 million in securities classified as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, FHLB advances, repurchases of the Company’s common stock, and dividends paid to our stockholders, was $7.9 million and $963,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.

At June 30, 2015, we had outstanding commitments of $850,000 to originate loans.  This amount does not include the unfunded portion of loans in process.  At June 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $33.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at June 30, 2015 was 40.9%.

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

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.  In particular, the Basel III Capital Rules provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach in which senior securitization tranches are assigned a risk weight associated with the underlying exposure and requiring a banking organization to hold capital for the senior tranche based on the risk weight of the underlying exposures.  Under the revised approach, for subordinate securitization tranches, a banking organization must hold capital for the subordinate tranche, as well as all more senior tranches for which the subordinate tranche provides credit support.

With respect to the Bank, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the former 6.0%); and (iii) eliminating the current provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules will increase the required capital levels of the Bank. The Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the Bank’s capital amounts and ratios, together with capital adequacy requirements, under Basel III regulatory requirements as of June 30, 2015, and under pre-Basel III regulatory requirements as of December 31, 2014.

					To Be Well
			Required		Capitalized
			For Capital		Under Basel III
			Adequacy Purposes		Regulatory
	Actual		Under Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015
Total risk-based capital to risk-weighted assets	$28,825	31.78%	$7,256	8.0%	$9,071	10.0%
Tier I (core) capital to risk-weighted assets	27,745	30.59	5,442	6.0	7,256	8.0
Common equity tier I capital to risk-weighted assets	27,745	30.59	4,082	4.5	5,896	6.5
Tier I (core) capital to adjusted total assets	27,745	13.38	8,292	4.0	10,365	5.0

					To Be Well
			Required		Capitalized
			For Capital		Under Pre-Basel III
			Adequacy Purposes		Regulatory
	Actual		Pre-Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total risk-based capital to risk-weighted assets	$30,603	32.21%	$7,601	8.0%	$9,502	10.0%
Tier I (core) capital to risk- weighted assets	29,500	31.05	3,801	4.0	5,701	6.0
Tier I (core) capital to adjusted total assets	29,500	13.67	8,630	4.0	10,787	5.0

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30,		December 31,
	2015		2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$575	$275	$1,827	$221
Unused lines of credit and letters of credit	186	7,305	181	8,633

Commitments to make loans are generally made for periods of 120 days or less.  At June 30, 2015, the fixed rate loan commitments had interest rates ranging from 2.75% to 4.38% and the commitments are to extend credit ranging from 8 to 30 years.

For the six months ended June 30, 2015 and the year ended December 31, 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At June 30, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2015, the Board of Directors of the Company adopted a third stock repurchase program. Under the repurchase program, the Company may purchase up to 110,000 shares of its common stock, or approximately 5.0% of its then outstanding shares.

The Company’s stock repurchases for the three months ended June 30, 2015 are as follows:

			Total # of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of share	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased
April 1 -30, 2015	—	$—	—	110,000
May 1 – 31, 2015	28	$13.75	28	109,972
June 1 – 30, 2015	—	$—	—	109,972
Total	28	$13.75	28	109,972

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

Item 6. Exhibits

31.1:              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32:                        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:                 The following financial statements for the quarter ended  June 30, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets,

(ii)                            Consolidated Statements of Net Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and

(iv)                        The Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus

Thomas R. Butkus,

Chairman of the Board,

President, and Chief Executive Officer

Date:	August 13, 2015

By:	/s/ Pamela Favero

Pamela Favero, Interim Chief Financial Officer

Date:	August 13, 2015