Form 10-Q
period 2015-09-30
AJS Bancorp, Inc.
filed 2015-11-13
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

000-55083

(Commission File Number)

AJS BANCORP, INC.

(Exact name of Registrant as Specified in its Charter)

Maryland	90-1022599
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

14757 S. Cicero Ave.

Midlothian, IL 60445

(708) 687-7400

(Address, including Zip Code and Telephone Number, including Area Code of Registrant’s Principal Executive Officers)

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

Yes ☐ No ☒

Registrant had 2,195,457 common shares outstanding at November 12, 2015

AJS BANCORP, INC.

FORM 10-Q

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,807	$32,898
Securities available-for-sale	48,085	54,214
Securities held-to-maturity (fair value: 2015 -$333; 2014 - $341)	327	331
Loans, net (allowance: 2015 — $1,085; 2014 - $1,103)	115,697	114,130
Federal Home Loan Bank stock	1,291	1,768
Premises and equipment	3,517	3,623
Bank-owned life insurance	5,849	5,706
Other real estate owned	1,249	1,751
Accrued interest receivable	425	438
Other assets	2,736	2,664

Total assets	$208,983	$217,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$166,534	$166,249
Federal Home Loan Bank advances	5,000	12,000
Advance payments by borrowers for taxes and insurance	1,190	2,068
Other liabilities and accrued interest payable	2,530	3,084
Total liabilities	175,254	183,401

Employee Stock Ownership Plan (ESOP) repurchase obligation	988	909

Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,195,457 shares outstanding at September 30, 2015 and 2,218,863 shares outstanding at December 31, 2014	22	22
Additional paid-in capital	13,364	13,731
Retained earnings	20,832	21,126
Accumulated other comprehensive income (loss)	48	(20)
Unearned stock awards	(475)	(596)
Unearned ESOP shares	(1,050)	(1,050)
Total stockholders’ equity	32,741	33,213

Total liabilities and stockholders’ equity	$208,983	$217,523

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans	$1,127	$1,151	$3,367	$3,561
Securities	169	199	513	660
Interest-earning deposits and other	18	19	53	48
Total interest income	1,314	1,369	3,933	4,269

Interest expense:
Deposits	144	176	438	503
Federal Home Loan Bank advances and other	33	84	114	260
Total interest expense	177	260	552	763

Net interest income	1,137	1,109	3,381	3,506
Provision for loan losses	—	207	130	687

Net interest income after provision for loan losses	1,137	902	3,251	2,819

Non-interest income:
Service fees	74	73	215	211
Rental income	18	18	56	56
Earnings on bank-owned life insurance	47	49	143	147
Security gains	—	56	74	123
Other real estate owned gains (losses)	—	740	(19)	756
Other	31	21	94	52
Total non-interest income	170	957	563	1,345

Non-interest expense:
Compensation and employee benefits	551	655	1,749	1,766
Occupancy expense	211	173	576	537
Data processing expense	86	84	263	259
Advertising and promotion	20	9	42	38
Professional and regulatory	82	122	264	388
Postage and supplies	21	21	68	70
Bank security	29	28	89	89
Federal deposit insurance	47	48	143	184
Other real estate owned expense/impairment	87	42	324	67
Other	120	156	348	429
Total non-interest expense	1,254	1,338	3,866	3,827

Income (loss) before income taxes	53	521	(52)	337
Income tax expense (benefit)	6	192	(66)	(1,699)

Net income	$47	$329	$14	$2,036
Earnings per share:
Basic	$.02	$0.15	$.01	$0.92
Diluted	$.02	$0.15	$.01	$0.92

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$47	$329	$14	$2,036

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	339	(170)	187	460
Reclassification adjustment for (gains) losses included in net income	—	(56)	(74)	(123)
Related income tax (expense) benefit	(132)	91	(45)	(134)
Total other comprehensive income (loss)	207	(135)	68	203

Comprehensive income (loss)	$254	$194	$82	$2,239

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14	$2,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	142	176
Provision for loan losses	130	687
Net amortization of securities	184	196
Stock award and option expense	115	54
Earnings on bank-owned life insurance	(143)	(147)
(Gain) loss on sale of securities available-for-sale	(74)	(123)
(Gain) loss on the sale of other real estate owned	19	(756)
Other real estate owned impairment	359	86
Reversal of valuation allowance on deferred taxes	—	(1,701)
Changes in:
Accrued interest receivable and other assets	(59)	(80)
Accrued interest payable and other liabilities	(598)	(34)
Net cash provided by operating activities	89	394

Cash flows from investing activities:
Securities available-for-sale
Purchases	(20,959)	(21,964)
Sales	3,306	11,297
Calls, maturities and principal payments	23,788	17,163
Loan originations, purchases and repayments, net	(2,016)	4,724
Proceeds from sale of other real estate	455	1,959
Improvements to other real estate owned	(12)	—
Purchase of equipment, net	(36)	(211)
Net cash provided by investing activities	4,526	12,968

Cash flows from financing activities:
Net change in deposits	285	(1,510)
Maturities of FHLB advances	(7,000)	(3,000)
Redemption of FHLB stock	477	—
Repurchase of common stock	(282)	(681)
Dividends paid on common stock	(308)	(925)
Net change in advance payments by borrowers for taxes and insurance	(878)	(1,050)
Net cash used in financing activities	(7,706)	(7,166)

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30,
	2015	2014

Net change in cash and cash equivalents	(3,091)	6,196

Cash and cash equivalents at beginning of year	32,898	22,281

Cash and cash equivalents at end of period	$29,807	$28,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$569	$771
Income taxes	—	1

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$319	$86
Loans provided for sales of other real estate owned	—	$25
Transfers of negative advance payment for borrower’s tax and insurance balances to loans	—	$154

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Earnings	Income (Loss)	Awards	Shares	Total

Balance at January 1, 2014	$23	$15,330	$20,523	$(405)	$—	$(1,087)	$34,384

Allocation of stock awards of 56,267 shares	1	674	—	—	(675)	—	—
Stock awards earned	—	—	—	—	79	—	79
Stock options compensation	—	16	—	—	—	—	16
Common stock repurchases of 150,867 shares	(2)	(2,039)	—	—	—	—	(2,041)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(263)	—	—	—	—	(263)
Net income	—	—	2,102	—	—	—	2,102
Cash dividends of $0.70	—	—	(1,499)	—	—	—	(1,499)
Other comprehensive income	—	—	—	385	—	—	385
ESOP shares earned shares	—	13	—	—	—	37	50

Balance at December 31, 2014	22	13,731	21,126	(20)	(596)	(1,050)	33,213

Allocation of stock awards of 6,000 shares	—	89	—	—	(89)	—	—
Forfeited stock awards of 9,612 shares	—	(115)	—	—	115	—	—
Issuance of 863 shares for exercise of 4,200 stock options, net of 3,337 shares surrendered	—	—	—	—	—	—	—
Stock awards earned	—	—	—	—	95	—	95
Stock options compensation	—	20	—	—	—	—	20
Common stock repurchases of 20,657 shares	—	(282)	—	—	—	—	(282)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(79)	—	—	—	—	(79)
Net income	—	—	14	—	—	—	14
Cash dividends of $0.15	—	—	(308)	—	—	—	(308)
Other comprehensive income	—	—	—	68	—	—	68
Balance at September 30, 2015	$22	$13,364	$20,832	$48	$(475)	$(1,050)	$32,741

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$8,000	$4	$(1)	$8,003
Residential agency mortgage-backed	40,006	217	(141)	40,082

Total	$48,006	$221	$(142)	$48,085

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$11,000	$3	$(10)	$10,993
Residential agency mortgage-backed	43,248	188	(215)	43,221

Total	$54,248	$191	$(225)	$54,214

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$7	$—	$—	$7
State and municipal	320	6	—	326

Total	$327	$6	$—	$333

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$11	$—	$—	$11
State and municipal	320	10	—	330

Total	$331	$10	$—	$341

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Expected maturities of securities at September 30, 2015 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$8,000	$8,003	$260	$265
Due after five years through ten years	—	—	60	61
Residential agency mortgage-backed	40,006	40,082	7	7

Total	$48,006	$48,085	$327	$333

Securities with a carrying value of approximately $8,836 and $10,161 at September 30, 2015 and December 31, 2014, respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains for the three and nine months ended September 30, 2015 and 2014 are listed below:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2014

Proceeds from sale	$—	$3,306	$3,889	$11,297
Gross realized gains	—	74	56	123

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government- sponsored entities	$1,999	$(1)	$—	$—	$1,999	$(1)
Residential agency mortgage-backed	1,941	(3)	11,080	(138)	13,021	(141)

Total temporarily impaired	$3,940	$(4)	$11,080	$(138)	$15,020	$(142)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government- sponsored entities	$4,992	$(8)	$998	$(2)	$5,990	$(10)
Residential agency mortgage-backed	3,112	(10)	13,750	(205)	16,862	(215)

Total temporarily impaired	$8,104	$(18)	$14,748	$(207)	$22,852	$(225)

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS

Loans were as follows:

	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Mortgage:
One—to-four family	$100,701	86.3%	$97,214	84.4%
Multi-family and commercial	8,791	7.5	9,493	8.3
Home equity	6,943	6.0	8,069	7.0
Consumer and other	214	0.2	349	0.3

	116,649	100.0%	115,125	100.0%

Allowance for loan losses	(1,085)		(1,103)
Net deferred costs and other	133		108

Loans, net	$115,697		$114,130

The following tables present the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2015
		Multi-family
	One—to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$846	$214	$20	$—	$1,080
Provision for loan losses	—	—	—	—	—
Charge-offs	(8)	—	—	—	(8)
Recoveries	13	—	—	—	13

Total ending allowance balance	$851	$214	$20	$—	$1,085

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	For the Nine Months Ended September 30, 2015
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total

Allowances for loan losses:
Beginning balance	$822	$259	$22	$—	$1,103
Provision for loan losses	172	(40)	(2)	—	130
Charge-offs	(160)	(7)	—	—	(167)
Recoveries	17	2	—	—	19

Total ending allowance balance	$851	$214	$20	$—	$1,085

	For the Three Months Ended September 30, 2014
		Multi-family
	One—to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total

Allowances for loan losses:
Beginning balance	$925	$253	$25	$1	$1,204
Provision for loan losses	—	207	—	—	207
Charge-offs	(47)	(160)	—	—	(207)
Recoveries	1	1	—	—	2

Total ending allowance balance	$879	$301	$25	$1	$1,206

	For the Nine Months Ended September 30, 2014
Allowances for loan losses:
Beginning balance	$823	$466	$109	$1	$1,399
Provision for loan losses	161	610	(84)	—	687
Charge-offs	(108)	(778)	—	—	(886)
Recoveries	3	3	—	—	6

Total ending allowance balance	$879	$301	$25	$1	$1,206

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2015
		Multi-Family		Consumer
	One—to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$214	$—	$—	$—	$214
Loans collectively evaluated for impairment	637	214	20	—	871

Total ending allowance balance	$851	$214	$20	$—	$1,085

Loans:
Loans individually evaluated for impairment	$1,537	$697	$—	$—	$2,234
Loans collectively evaluated for impairment	99,164	8,094	6,943	214	114,415

Total ending loans balance	$100,701	$8,791	$6,943	$214	$116,649

	December 31, 2014
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total

Allowance for loan losses:
Loans individually evaluated for impairment	$234	$—	$—	$—	$234
Loans collectively evaluated for impairment	588	259	22	—	869

Total ending allowance balance	$822	$259	$22	$—	$1,103

Loans:
Loans individually evaluated for impairment	$1,564	$899	$—	$—	$2,463
Loans collectively evaluated for impairment	95,650	8,594	8,069	349	112,662

Total ending loans balance	$97,214	$9,493	$8,069	$349	$115,125

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	As of September 30, 2015			As of December 31, 2014
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One—to-four family	$401	$288	$—	$410	$297	$—
Multi-family and commercial	987	697	—	1,185	899	—
Home equity	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,388	985	—	1,595	1,196	—

With an allowance recorded:
One—to-four family	1,291	1,249	214	1,300	1,267	234
Multi-family and commercial	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,291	1,249	214	1,300	1,267	234

Total	$2,679	$2,234	$214	$2,895	$2,463	$234

	For the Three Months			For the Three Months
	Ended September 30, 2015			Ended September 30, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One—to-four family	$290	$3	$—	$299	$3	$—
Multi-family and commercial	703	—	9	1,787	1	6
Home equity	—	—	—		—	—
Consumer and other	—	—	—		—	—
Subtotal	993	3	9	2,086	4	6

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

	For the Three Months			For the Three Months
	Ended September 30, 2015			Ended September 30, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With an allowance recorded:
One—to-four family	1,253	12	—	1,175	17	—
Multi-family and commercial	—	—	—	—	—	—
Home equity	—	—	—		—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,253	12	—	1,175	17	—

Total	$2,246	$15	$9	$3,261	$21	$6

	For the Nine Months			For the Nine Months
	Ended September 30, 2015			Ended September 30, 2014
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
One—to-four family	$292	$12	$—	$199	$10	$—
Multi-family and commercial	708	—	21	1,911	1	12
Home equity	—	—	—	—	—	—
Subtotal	1,000	12	21	2,110	11	12

With an allowance recorded:
One—to-four family	1,255	39	—	1,276	47	—
Multi-family and commercial	—	—	—	191	—	—
Home equity	—	—	—	—	—	—
Subtotal	1,255	39	—	1,467	47	—

Total	$2,255	$51	$21	$3,577	$58	$12

The recorded investment in loans excludes accrued interest receivable and loan origination costs, net, due to immateriality.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014

One—to-four family	$1,128	$1,886	$—	$—
Multi-family and commercial	697	900	—	—
Home equity	34	192	—	—
Consumer and other	—	—	—	—

Total	$1,859	$2,978	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans:

	September 30, 2015
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One—to-four family	$572	$207	$220	$999	$99,702	$100,701
Multi-family and commercial	—	196	—	196	8,595	8,791
Home equity	—	34	—	34	6,909	6,943
Consumer and other	—	—	—	—	214	214

Total	$572	$437	$220	$1,229	$115,420	$116,649

	December 31, 2014
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$245	$305	$753	$1,303	$95,911	$97,214
Multi-family and commercial	206	—	379	585	8,908	9,493
Home equity	88	44	35	167	7,902	8,069
Consumer and other	—	—	—	—	349	349

Total	$539	$349	$1,167	$2,055	$113,070	$115,125

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	September 30,	December 31,
	2015	2014

Accrual status	$1,225	$1,431
Non-accrual status	1,009	1,032
	2,234	2,463
Specific reserves allocated	(214)	(234)

Net	$2,020	$2,229

No additional loan commitments were outstanding to these borrowers at September 30, 2015 and December 31, 2014. Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
September 30, 2015
One-to—four family	1	$217	$219
Multi-family and commercial	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—

Total	1	$217	$219

The recorded investment increased due to real estate taxes. The troubled debt restructuring described above was evaluated for impairment prior to modification, did not result in an increase in the allowance for loan losses upon modification, and resulted in no additional charge-offs for the three and nine months ended September 30, 2015. There were no new troubled debt restructurings made during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  The following table presents the loan by class modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2015.

	Number of	Recorded
	Loans	Investment
September 30, 2015
One-to—four family loans	1	$217

Total	1	$217

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2014. There were no troubled debt restructurings for which there was a payment default during the three months ended September 30, 2015.

The terms of certain other loans were modified during the three and nine months ended September 30, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three and nine months ended September 30, 2015 and 2014.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2015 and December 31, 2014, the risk category of loans by class of loans was as follows:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
One —to- four family	$97,136	$—	$3,565	$—	$100,701
Multi-family and commercial	1,329	141	7,321	—	8,791
Home equity	6,875	—	68	—	6,943
Consumer and other	214	—	—	—	214

Total	$105,554	$141	$10,954	$—	$116,649

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

At September 30, 2015 and December 31, 2014, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

September 30, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$8,003	$—	$8,003	$—
Residential agency mortgage-backed	40,082	—	40,082	—

December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$10,993	$—	$10,993	$—
Residential agency mortgage-backed	43,221	—	43,221	—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

September 30, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One—to-four family	$143	$—	$—	$143
Multi-family and commercial	166	—	—	166

	December 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
One-to-four family	$201	$—	$—	$201
Multi-family and commercial	346	—	—	346
Other real estate owned:
One-to-four family	412	—	—	412
Multi-family and commercial	1,299	—	—	1,299

At September 30, 2015, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $1,778, net of a valuation allowance of $529, resulting in a write-down of $359 during the nine months ended September 30, 2015. At December 31, 2014, other real estate owned had a carrying amount of $2,021, net of a valuation allowance of $310, resulting in a write-down of $86 during 2014.

At December 31, 2014, loans which are measured for impairment using the fair value of the collateral for collateral dependent loans impaired loans, had a recorded investment of $547, with no valuation allowance, resulting in an additional provision for loan losses of $134 for 2014.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	September 30, 2015
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Other real estate owned:
One-to-four family	$143	Sales comparison approach	Adjustment for differences between the comparable sales	(24.5)-3.7%(-7.82%)
Multi-family and commercial	166	Sales comparison approach	Adjustment for differences between the comparable sales	5.7-55.4% (34.2%)

At September 30, 2015, the Bank also had a commercial real estate owned property with a carrying value of $940,000, which is supported by an approved cash purchase offer.  As of December 31, 2014, the value was supported by an appraisal, and was included in the level 3 assets in the below table as of 12/31/2014.

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	September 30, 2015
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$29,807	$29,807	$—	$—	$29,807
Securities held-to-maturity	327	—	333	—	333
Loans, net	115,697	—	—	114,734	114,734
FHLB stock	1,291	N/A	N/A	N/A	N/A
Accrued interest receivable	425	—	16	409	425

Financial liabilities
Non-interest-bearing deposits	$21,754	$21,754	$—	$—	$21,754
Interest-bearing deposits	144,780	—	144,954	—	144,954
FHLB advances	5,000	—	5,055	—	5,055
Advances from borrowers for taxes	1,190	—	1,190	—	1,190
Accrued interest payable	11	—	11	—	11

	December 31, 2014
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$32,898	$32,898	$—	$—	$32,898
Securities held-to-maturity	331	—	341	—	341
Loans, net (less impaired loans)	113,583	—	—	113,316	113,316
FHLB stock	1,768	N/A	N/A	N/A	N/A
Accrued interest receivable	438	—	20	418	438

Financial liabilities
Non-interest-bearing deposits	$20,905	$20,905	$—	$—	$20,905
Interest-bearing deposits	145,344	—	145,444	—	145,444
FHLB advances	12,000	—	12,163	—	12,163
Advances from borrowers for taxes	2,068	—	2,068	—	2,068
Accrued interest payable	28	—	28	—	28

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

(d)         Loans

The fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(e)          Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 2 for securities and Level 3 for loans.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

(i)            Advances From Borrowers For Taxes

The carrying values of short-term borrowings approximated fair value and are classified as Level 2.

(j)            Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

The table below calculates the earnings per share for the three months and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	September 30,		September 30,
	2015	2014	2015	2014
Basic
Net income	$47	$329	$14	$2,036
Distributed earnings allocated to participated securities	2	3	7	3
Undistributed earnings allocated to participated securities	(1)	5	(7)	13
Net earnings allocated to common shareholders	$46	$321	$14	$2,020

Weighted average common shares outstanding including participating securities	2,087,361	2,252,924	2,094,192	2,228,180
Less: Participating securities	(38,780)	(56,267)	(48,947)	(21,641)
Weighted-average common shares outstanding for basic	2,048,581	2,196,657	2,045,245	2,206,539

Basic earnings per common share	$0.02	$0.15	$0.01	$0.92

Diluted
Net earnings allocated to common stock	$46	$321	$14	$2,020

Weighted average common shares outstanding for basic	2,048,581	2,196,657	2,045,245	2,206,539
Add: dilutive effects of assumed exercise of stock options and stock awards	15,167	—	11,831	—

Weighted-average common shares outstanding for diluted	2,063,748	2,196,657	2,057,076	2,206,539

Diluted earnings per common share	$0.02	$0.15	$0.01	$0.92

At September 30, 2015 and 2014, there were 1,375 anti-dilutive stock options, respectively.

Employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At September 30, 2015 and 2014, there were 105,032 and 108,783 shares unearned from the employee stock ownership plan, respectively.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 6 — EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of September 30, 2015, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

For stock options, certain key employees and nonemployee directors were granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were 118,132 options granted in May 2014 with a strike price of $11.99, 4,000 options granted in June 2015 with a strike price of $15.00 and 10,000 options granted with a strike price of $14.85. During the nine months ended September 30, 2015, there were 23,624 options vested, 16,800 options forfeited, 4,200 options were exercised, and no options expired. Total unrecognized compensation expense for stock options was $100 as of September 30, 2015. Compensation expense totaled $20 and $9 for the nine months ended September 30, 2015 and 2014, respectively. Management expects outstanding options to vest over the weighted average remaining vesting period of 3.8 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. The Company awarded 56,267 shares of stock in May 2014 and 6,000 shares in August 2015. During the nine months ended September 30, 2015, there were 11,251 awards vested and 9,612 awards forfeited. Total unrecognized compensation expense for awards was $475 as of September 30, 2015. Compensation expense totaled $95 and $45 for the nine months ended September 30, 2015 and 2014, respectively. Management expects outstanding awards to vest over the weighted average remaining vesting period of 3.8 years.

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

The following portfolio segments have been identified: One-to four-family, multifamily and commercial, home equity, consumer and other.  Substantially all of the loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial real estate loans are expected to be repaid from cash flows from operations of businesses and consumer loans are expected to be repaid from personal cash flows.  There are no significant concentrations of loans to any one industry or customer.  Risk factors impacting loans in each of the portfolio segments include local and national real estate values, local and national economic factors affecting borrowers’ employment prospects and income levels, levels and movement of interest rates and general availability of credit, and overall economic sentiment.

Other Real Estate Owned.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Realization of Deferred Tax Asset.  The future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character, (for example, ordinary income or capital gain) within the carry back and carry forward period available under the tax law.  We evaluate the future realization of the deferred tax asset on a quarterly basis and establish a valuation allowance predicated on consideration of future performance as well as tax planning strategies available to us.  Tax-planning strategies are actions that we would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.

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

Overview

We had net income of $47,000, or $0.02 per share, for the three months ended September 30, 2015 compared to net income of $329,000, or $0.15 per share, for the same period in 2014. Our net income for the nine months ended September 30, 2015 was $14,000, or $0.01 per share, compared to net income of $2.0 million, or $0.92 per share, for the same period in 2014. The decrease in net income for the three months ended September 30, 2015 compared to the prior year period was mainly attributable to a $740,000 decrease in other real estate owned gains, partially offset by a decline in the provision for loan losses of $207,000 and a $186,000 decrease in income tax expense. The decline in net income for the nine month period ended September 30, 2015 compared to the prior year period was mainly attributable to the $1.7 million reversal of the remaining deferred tax asset valuation allowance in the second quarter of 2014, a $775,000 decrease in other real estate owned gains, higher other real estate owned expense/impairment of $257,000, and a decline in net interest income of $125,000. These decreases were partially offset by a decline in the provision for loan losses of $557,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets. Total consolidated assets as of September 30, 2015 were $209.0 million, a decrease of $8.5 million, or 3.9%, from $217.5 million at December 31, 2014.  The decrease was due to declines in cash and cash equivalents, securities available-for-sale, and other real estate owned, partially offset by an increase in net loans.

Cash and cash equivalents decreased $3.1 million, or 9.4%, to $29.8 million at September 30, 2015 from $32.9 million at December 31, 2014. The primary reason for the decline in cash and cash equivalents was due to the repayment of maturing Federal Home Loan Bank (FHLB) advances of $7.0 million and a $1.6 million increase in net loans during the nine months ended September 30, 2015, partially offset by a $6.1 million decrease in the securities available-for-sale portfolio.

Securities available-for-sale decreased $6.1 million, or 11.3%, to $48.1 million at September 30, 2015 from $54.2 million at December 31, 2014.  The decrease was primarily due to securities available-for-sale principal repayments, calls and sales of $27.1 million exceeding new securities purchases of $21.0 million and a decrease in the unrealized loss on available-for-sale securities of $112,000 as a result of the decrease in interest rates during the nine months ended September 30, 2015.

Net loans increased $1.6 million, or 1.4%, to $115.7 million at September 30, 2015 from $114.1 million at December 31, 2014.  The increase was primarily attributable to an increase in our one-to four-family residential portfolio, partially offset by declines in our multifamily and commercial real estate and home equity portfolios during the nine months ended September 30, 2015. One-to four-family residential loans increased $3.5 million, or 3.6%, to $100.7 million at September 30, 2015 from $97.2 million at December 31, 2014. The increase was primarily due to increased borrower demand to lock in current low interest rates prior to anticipated increases in interest rates in future periods as well as the seasonal increase in home sales in the spring and summer. Multifamily and commercial real estate loans declined $702,000, or 7.4%, to $8.8 million at September 30, 2015 from $9.5 million at December 31, 2014. Home equity loans decreased $1.1 million, or 14.0%, to $6.9 million at September 30, 2015 from $8.1 million at December 31, 2014. The decrease in the multifamily and commercial real estate loan portfolio was due to aggressive price competition for these loans in the Bank’s marketplace.

Federal Home Loan Bank stock decreased $477,000, or 27.0%, to $1.3 million at September 30, 2015 from $1.8 million at December 31, 2014 as we sold shares of FHLB stock back to the FHLB.  The decrease was primarily due to changes in the membership stock requirement as specified in the FHLB of Chicago’s capital plan which allowed excess stock to be available for repurchase so that those funds could be deployed elsewhere in the organization.

Other real estate owned decreased $502,000, or 28.7%, to $1.2 million at September 30, 2015 from $1.7 million at December 31, 2014. The decrease was primarily due to $474,000 in sales of three one-to four- family residential properties which resulted in a loss of $19,000 and write-downs of $359,000 on two commercial real estate properties, partially offset by additions to other real estate owned of two one-to four-family residential properties and a commercial real estate property for a total of $319,000 during the nine months ended September 30, 2015.

Liabilities. Total liabilities decreased $8.1 million, or 4.4%, to $175.3 million at September 30, 2015 from $183.4 million at December 31, 2014. The decrease in total liabilities was primarily due to declines in FHLB advances and advance payments by borrowers for taxes and insurance.

Deposits. Total deposits increased $285,000, or 0.2%, to $166.5 million at September 30, 2015 from $166.2 million at December 31, 2014. Passbook account balances grew $2.7 million, or 4.1%, to $68.0 million at September 30, 2015 from $65.4 million at December 31, 2014. NOW and checking account balances increased $1.9 million, or 6.0%, to $33.8 million at September 30, 2015 from $31.9 million at December 31, 2014. The increase in our lower cost core deposits, which we consider to be our checking, passbook and NOW accounts were partially offset by a decrease in our money market accounts and certificates of deposit. Money market accounts decreased $963,000, or 15.0%, to $5.5 million at September 30, 2015 from $6.4 million at December 31, 2014. Higher cost certificates of deposit decreased $3.3 million, or 5.3%, to $59.3 million at September 30, 2015 from $62.6 million at December 31, 2014. The decline in the balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates.

FHLB Advances. FHLB of Chicago advances decreased $7.0 million, or 58.3%, to $5.0 million at September 30, 2015 from $12.0 million at December 31, 2014.  Due to our excess liquidity, we repaid our maturing FHLB advances of $7.0 million with a weighted average interest rate of 2.24% during the nine months ended September 30, 2015. Outstanding FHLB of Chicago advances at September 30, 2015 were fixed-rate with maturities of less than one year with a weighted average interest rate of 2.55%.

ESOP Repurchase Obligation. The ESOP repurchase obligation increased $79,000, or 8.7% to $988,000 at September 30, 2015 from $909,000 at December 31, 2014. The increase was primarily due to an increase in the market value of the vested portion of the common stock held in the ESOP.

Stockholders’ Equity. Total stockholders’ equity decreased $472,000, or 1.4%, to $32.7 million at September 30, 2015 from $33.2 million at December 31, 2014. The Company repurchased shares of 20,657 at an average price of $13.66 per share from the second and third stock repurchase programs for a total cost of $282,000 and paid dividends on common stock of $308,000, which were partially offset by net income of $14,000, and a decrease in the unrealized loss on securities classified as available-for-sale of $68,000 for the nine months ended September 30, 2015. Book value per share was $14.91 at September 30, 2015 as compared to $14.97 at December 31, 2014.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2015	2014

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	1,009	1,032
Non-accrual loans (excludes troubled debt restructurings)	850	1,946
Total non-performing loans	$1,859	$2,978
Other real estate owned	1,249	1,751

Total non-performing assets	$3,108	$4,729

Non-performing assets to total assets	1.49%	2.17%
Non-performing loans to total loans	1.59	2.59
Allowance for loan losses to non-performing loans	58.36	37.04
Allowance for loan losses to total loans	0.93	0.96

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $3.1 million, or 1.49% of total assets, as of September 30, 2015 and $4.7 million, or 2.17% of total assets, as of December 31, 2014. The decrease in nonperforming assets was primarily attributable to sales of $474,000 of three one-to four-family residential other real estate owned properties and write-downs of $359,000 on two commercial real estate properties, partially offset by additions of two one-to four-family residential properties and a commercial real estate property for a total of $319,000 during the nine months ended September 30, 2015. Net charge-offs for the nine months ended September 30, 2015 and September 30, 2014 were $148,000 and $880,000, respectively. The allowance for loan losses totaled $1.1 million at both September 30, 2015 and December 31, 2014.  This represents a ratio of the allowance for loan losses to total loans of 0.93% at September 30, 2015 and 0.96% at December 31, 2014. The slight decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on multi-family and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions.

At September 30, 2015, we had 22 one- to four-family residential loans, one home equity loan, and four multifamily and commercial real estate loans with an aggregate principal balance of $1.9 million, none of which had an individual principal balance in excess of $500,000 on nonaccrual status. At December 31, 2014, we had 27 one- to four-family residential loans, five home equity loans, and five multifamily and commercial real estate loans with an aggregate principal balance of $3.0 million, none of which had an individual principal balance in excess of $500,000, on nonaccrual status.

At September 30, 2015, we had three one- to four-family residential loans and four multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million of which $1.0 million was on non-accrual status. At December 31, 2014, we had 10 one-to four-family residential loans and five multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.5 million of which $1.0 million was on non-accrual status.

At September 30, 2015, we had a $3.5 million commercial real estate loan secured by a golf course located in Flossmoor, Illinois. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined the borrower displayed well-defined credit weaknesses that may jeopardize full collection of principal and interest if not corrected. As a result, the loan is classified as substandard as of September 30, 2015. However, the loan was performing in accordance with its terms and is on accrual status.

At September 30, 2015, we had another real estate owned property of $940,000 representing a 3.35% participation in an indoor water park/ hotel complex. During the quarter ended September 30, 2015 the property manager received two offers from third parties to purchase the property, subject to customary due diligence. In October 2015, the participants voted to accept the lower cash offer and authorized the property manager to proceed with the due diligence and drafting of the sale agreement. As a result, we recorded an additional $104,000 write-down during the third quarter of 2015 to reflect the expected net realizable value upon the sale.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General.  Net income for the three months ended September 30, 2015 was $47,000, a decrease of $282,000, or 85.7%, compared to net income of $329,000 for the three months ended September 30, 2014. The decline was mainly attributable to a $740,000 decrease in other real estate owned gains, partially offset by a decline in the provision for loan losses of $207,000, an $84,000 decrease in non-interest expense and a $186,000 decrease in income tax expense.

Net Interest Income.  Net interest income increased by $28,000 to $1.1 million for the three months ended September 30, 2015, as compared to the same period in 2014. The net interest margin increased by 19 basis points to 2.37% for the three months ended September 30, 2015 compared to 2.18% for the three months ended September 30, 2014, and the net interest rate spread increased 22 basis points to 2.26% for the three months ended September 30, 2015 compared to 2.04% for the three months ended September 30, 2014.

Interest Income.  Total interest income decreased $55,000, or 4.0%, to $1.3 million for the three months ended September 30, 2015 from $1.4 million for the same period in 2014.  The decrease was primarily due to a $12.0 million, or 5.9% decrease in average interest-earning assets, partially offset by a five basis point increase in the average yield on interest-earning assets. The average yield on interest- earning assets was 2.74% for the three months ended September 30, 2015 as compared to 2.69% for the same period in 2014. The decline in the average balance of interest-earning assets was primarily due to using the proceeds from calls and repayments of lower yielding securities available-for-sale portfolio and funding the repayment of FHLB advances and modest deposit outflows.

Interest income from loans decreased by $24,000, or 2.0%, to $1.1 million for the three months ended September 30, 2015, from $1.2 million for the three months ended September 30, 2014. The decline in interest income from loans was due to a nine basis point decrease in the average loan yield. The average yield on loans decreased to 3.87% for the three months ended September 30, 2015 from 3.94% for the same period in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment.

Interest income from securities decreased $30,000, or 15.1%, to $169,000 for the three months ended September 30, 2015, from $199,000 for the three months ended September 30, 2014.  The decrease primarily resulted from a $10.0 million, or 17.1% decrease in the average securities balance, partially offset by a three basis point increase in the average securities yield for the three months ended September 30, 2015 as compared to the same period in 2014.  The average yield on securities increased to 1.39% for the three months ended September 30, 2015 from 1.36% for the same period in 2014.

Interest Expense.  Interest expense decreased by $83,000, or 31.9%, to $177,000 for the three months ended September 30, 2015, from $260,000 for the same period in 2014.  The primary reasons for the decrease were due to the $11.7 million, or 17.1% decrease in the average balance of interest- bearing liabilities and a 17 basis points decline in the average interest rate paid for interest-bearing liabilities. Average interest bearing liabilities were $148.9 million and $160.6 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The decrease was primarily due to the repayment of maturing FHLB advances and modest deposit outflows.

Interest expense on deposits decreased by $32,000, or 18.2%, to $144,000 for the three months ended September 30, 2015, from $176,000 for the same period in 2014. Our average cost of deposits decreased eight basis points to 0.40% for the three months ended September 30, 2015 from 0.48% for the three months ended September 30, 2014. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances decreased $2.2 million to $143.9 million for the three months ended September 30, 2015, from $146.1 million for the same period in 2014 due primarily to a $5.1 million decrease in the average balance of certificates of deposit and a $1.9 million decrease in the average balance of money market accounts, partially offset by a $4.3 million increase in the average balance of passbook accounts.  The decrease in the average balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates.

Interest expense on FHLB advances decreased $51,000, or 60.7%, to $33,000 for the three months ended September 30, 2015, from $84,000 for the same period in 2014. The primary reason for the decrease was a $9.5 million, or 65.5% decrease in the average balance of FHLB of Chicago advances, partially offset by a 32 basis point increase in the average cost of FHLB advances to 2.56% due to the payoff of lower cost advances. The decrease in average balance was due to the repayment of maturing FHLB advances.

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$25,716	$16	0.25%	$26,688	$17	0.25%
Securities	48,497	169	1.39	58,526	199	1.36
Loans receivable	116,475	1,127	3.87	116,965	1,151	3.94
Federal Home Loan Bank common stock	1,291	2	0.62	1,768	2	0.45
Total interest-earning assets	191,979	1,314	2.74	203,947	1,369	2.69
Total non-interest-earning assets	16,391			16,672
Total assets	$208,370			$220,619

Interest-bearing liabilities:
Passbook accounts	$68,010	27	0.16%	$63,723	24	0.15%
NOW accounts	11,556	—	—	11,089	—	—
Money market accounts	4,755	—	—	6,666	—	—
Certificates of deposit	59,595	117	0.79	64,659	152	0.94
Total deposits	143,916	144	0.40	146,137	176	0.48
Federal Home Loan Bank of Chicago advances	5,000	33	2.64	14,500	84	2.32
Total interest-bearing liabilities	148,916	177	0.48	160,637	260	0.65
Non-interest-bearing demand deposits-checking accounts	$21,963			$19,939
Other liabilities	4,858			4,490
Total liabilities	175,737			185,066
Stockholders’ Equity	32,633			35,553
Total liabilities and stockholders’ equity	$208,370			$220,619

Net interest income		$1,137			$1,109
Net interest rate spread (1)			2.26%			2.04%
Net interest-earning assets (2)	$43,063			$43,310
Net interest margin (3)			2.37%			2.18%
Average interest-earning assets to average interest-bearing liabilities	128.92%			126.96%

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

(4)         Annualized.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2015 and $207,000 for the three months ended September 30, 2014. The lack of a provision was due to a decline in historical loss factors and having net recoveries for the quarter of $5,000. The allowance for loan losses was $1.1 million, or 0.93% of total loans, at September 30, 2015 compared to $1.1 million, or 0.96% of total loans, at December 31, 2014. The decrease in the allowance for loan losses as a percent of total loans was due to a decline in the historical loss factors on multifamily and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize and provide for losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $787,000 to $170,000 for the three months ended September 30, 2015, from $957,000 for the three months ended September 30, 2014. The decrease was primarily due to a $740,000 and $56,000 decrease in gains in other real estate owned, and securities sales, respectively.

Non-Interest Expense.  Non-interest expense decreased $84,000, or 6.3%, to $1.3 million for the three months ended September 30, 2015, as compared to the same period in 2014.  The decrease was primarily due to a $104,000 decrease in compensation and employee benefits expense, and a $40,000 decline in professional and regulatory expense, partially offset by a $45,000 increase in other real estate owned expense/impairment

Compensation and employee benefits expense decreased $104,000, or 15.9% to $551,000 for the three months ended September 30, 2015, from $655,000 for the same period in 2014. The primary reasons for the decrease were lower compensation expense related to reduced headcount, lower bonus accruals and decreases in medical insurance, payroll tax and stock related compensation expenses.

Professional and regulatory expense decreased $40,000 to $82,000 for the three months ended September 30, 2015 from $122,000 for the same period in 2014. The decrease was primarily due to reporting efficiencies from the Company’s second year reporting as a public company and the Bank’s improved overall regulatory condition.

Other real estate owned expense/impairment increased $45,000 to $87,000 for the three months ended September 30, 2015, from $42,000 for the three months ended September 30, 2014. The increase was primarily due to write-downs of $154,000 on two commercial properties, partially offset by $51,000 of operating income received from one of its commercial properties.

Income Tax Expense.  We recorded an income tax expense of $6,000 for the three months ended September 30, 2015 and an income tax expense of $192,000 for the three months ended September 30, 2014. The decrease in the income tax expense was primarily due to the $468,000 decrease in income before income taxes for the third quarter of 2015 compared to the same period in 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General.  Net income for the nine months ended September 30, 2015 was $14,000, a decrease of $2.0 million, or 99.3%, from net income of $2.0 million for the nine months ended September 30, 2014. The decline was mainly attributable to the $1.7 million reversal of the remaining deferred tax asset valuation allowance in the second quarter of 2014, a $775,000 decrease in other real estate owned gains, higher other real estate owned expense/impairment of $257,000, and a decline in net interest income of $125,000. These decreases were partially offset by a decline in the provision for loan losses of $557,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net Interest Income.  Net interest income decreased by $125,000 to $3.4 million for the nine months ended September 30, 2015, from $3.5 million for the same period in 2014. The decrease was primarily due to an $8.7 million, or 4.2% decrease in the level of interest-earning assets, slightly offset by a one basis point improvement in the net interest margin to 2.31% from 2.30% for the nine months ended September 30, 2015 as compared to the same period in 2014.

Interest Income.  Total interest income decreased $336,000, or 7.9%, to $3.9 million for the nine months ended September 30, 2015 from $4.3 million for the same period in 2014.  The decrease was primarily due to the &8.7 million, or 4.2% decrease in average interest-earning assets and an 11 basis points decline in the average yield on interest- earning assets. The average yield on interest- earning assets was 2.69% for the nine months ended September 30, 2015 as compared to 2.80% for the same period in 2014. The decline was primarily a result of the 12 and 16 basis point decreases in the average yield on loans and securities, respectively.

Interest income from loans decreased by $194,000, or 5.4%, to $3.4 million for the nine months ended September 30, 2015, from $3.6 million for the nine months ended September 30, 2014. The decline in interest income from loans was due to decreases in the average loan yield and average loan balance for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The average yield on loans decreased to 3.87% for the nine months ended September 30, 2015 from 3.99% for the same period in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $3.7 million to $115.9 million for the nine months ended September 30, 2015 from $119.0 million for the same period in 2014. The decrease in the average loan balance was primarily due to the aggressive price competition for multifamily and commercial real estate loans in the Bank’s marketplace.

Interest income from securities decreased $147,000, or 22.3%, to $513,000 for the nine months ended September 30, 2015, from $660,000 for the nine months ended September 30, 2014.  The decrease primarily resulted from a decrease in the average securities yield and average securities balance for the nine months ended September 30, 2015 as compared to the same period in 2014.  The average yield on securities decreased to 1.32% for the nine months ended September 30, 2015 from 1.48% for the same period in 2014 due to the prolonged low interest rate environment. The average balance of securities decreased $7.7 million to $51.9 million for the nine months ended September 30, 2015 from $59.6 million for the same period in 2014. The decrease in the average securities balance was due to securities principal repayments, calls, and sales exceeding new securities purchases.

Interest Expense.  Interest expense decreased by $211,000, or 27.7%, to $552,000 for the nine months ended September 30, 2015, from $763,000 for the same period in 2014.  The primary reasons for the decrease were due to the $9.0 million decrease in the average balance of interest-bearing liabilities and a 14 basis points decline in the average interest rate paid for interest-bearing liabilities. Average interest-bearing liabilities were $151.1 million and $160.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, while the average cost of interest bearing liabilities was 0.49% for the nine months ended September 30, 2015 as compared to 0.63% for the same period in 2014.

Interest expense on deposits decreased by $65,000, or 12.9%, to $438,000 for the nine months ended September 30, 2015, from $503,000 for the same period in 2014. Our average cost of deposits decreased six basis points to 0.40% for the nine months ended September 30, 2015 from 0.46% for the nine months ended September 30, 2014. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances were relatively unchanged at $144.9 million for the nine months ended September 30, 2015, compared to $145.0 million for the same period in 2014 due primarily to the increase in the average balance of passbook accounts of $3.0 million. The increase was primarily due to customer preferences in moving maturing certificate of deposit balances to more liquid core deposit products.

Interest expense on FHLB advances decreased $146,000, or 56.2%, to $114,000 for the nine months ended September 30, 2015, from $260,000 for the same period in 2014. The primary reason for the decrease in interest expense on FHLB advances was a decrease in the average balance of FHLB of Chicago advances, partially offset by a 17 basis point increase in the average cost of FHLB advances to 2.45%. Average balances of FHLB of Chicago advances decreased $9.0 million to $6.2 million for the nine months ended September 30, 2015 from $15.2 million for the same period in 2014. The decrease was due to the repayment of maturing FHLB advances.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$25,434	$47	0.24%	$23,081	$42	0.24%
Securities	51,930	513	1.32	59,593	660	1.48
Loans receivable	115,888	3,367	3.87	118,965	3,561	3.99
Federal Home Loan Bank of Chicago common stock	1,482	6	0.54	1,768	6	0.45
Total interest-earning assets	194,734	3,933	2.69	203,407	4,269	2.80
Total non-interest-earning assets	16,482			16,034
Total assets	$211,216			$219,441

Interest-bearing liabilities:
Passbook accounts	$66,770	79	0.16%	$63,723	70	0.15%
NOW accounts	10,988	—	—	10,624	—	—
Money market accounts	6,375	1	—	6,557	—	—
Certificates of deposit	60,777	358	0.79	64,109	433	0.90
Total deposits	144,910	438	0.40	145,013	503	0.46
Federal Home Loan Bank of Chicago advances	6,200	114	2.45	15,200	260	2.28
Total interest-bearing liabilities	151,110	552	0.49	160,213	763	0.63
Non-interest-bearing demand deposits-checking accounts	$22,057			$19,654
Other liabilities	5,234			4,748
Total liabilities	178,401			184,615
Stockholders’ Equity	32,815			34,826
Total liabilities and stockholders’ equity	$211,216			$219,441

Net interest income		$3,381			$3,506
Net interest rate spread (1)			2.20%			2.17%
Net interest-earning assets (2)	$43,624			$43,194
Net interest margin (3)			2.31%			2.30%
Average interest-earning assets to average interest-bearing liabilities	128.87%			126.96%

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

(4)          Annualized.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $130,000 for the nine months ended September 30, 2015 and $687,000 for the nine months ended September 30, 2014. The allowance for loan losses was $1.1 million, or 0.93% of total loans, at September 30, 2015 compared to $1.1 million, or 0.96% of total loans, at December 31, 2014. The decrease in the allowance for loan losses as a percent of total loans was due to a decline in the historical loss factors on multifamily and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize and provide for losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $782,000 to $563,000 for the nine months ended September 30, 2015, from $1.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a $775,000 decrease in other real estate owned gains due to a large commercial real estate parcel that was sold in 2014.

Non-Interest Expense.  Non-interest expense increased $39,000, or 1.0%, to $3.9 million for the nine months ended September 30, 2015, from $3.8 million for the nine months ended September 30, 2014.  The increase was primarily due to $257,000 of higher other real estate owned expense/impairment, partially offset by a $124,000 decrease in professional and regulatory expense, a $41,000 decrease in federal deposit insurance expense, and an $81,000 decrease in other non-interest expense items. The decrease in other non-interest expense was due to less legal expenses related to problem loans and lack of costs associated with flood damage at a branch location in 2014.

Other real estate owned expense/impairment increased $257,000 to $324,000 for the nine months ended September 30, 2015, from $67,000 for the nine months ended September 30, 2014. The increase was primarily due to write-downs of $359,000 on two commercial properties, partially offset by

$51,000 of operating income received from one of the commercial properties and having lower expenses due to a $1.0 million commercial property that was sold in the third quarter of 2014.

Professional and regulatory expense decreased $124,000 to $264,000 for the nine months ended September 30, 2015 from $388,000 for the same period in 2014. The decrease was primarily due to reporting efficiencies from the Company’s second year reporting as a public company and the Bank’s improved overall regulatory condition.

Federal deposit insurance expense decreased $41,000 to $143,000 for the nine months ended September 30, 2015 from $184,000 for the same period in 2014. The decrease was due to the Bank’s improved overall regulatory condition.

Income Tax Benefit.  We recorded an income tax benefit of $66,000 for the nine months ended September 30, 2015 and an income tax benefit of $1.7 million for the nine months ended September 30, 2014. The decrease in the income tax benefit was primarily due to the reversal of the remaining deferred tax asset valuation allowance of $1.7 million during the second quarter of 2014.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 42.3% and 41.8% for the nine months ended September 30, 2015 and for the year ended December 31, 2014, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Reserve Bank of Chicago amounted to $26.1 million at September 30, 2015 and $29.5 million at December 31, 2014.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts, along with advances from the FHLB of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Chicago and JP Morgan Chase which provides an additional source of funds.  At September 30, 2015, we had $5.0 million in advances outstanding and were eligible to borrow an additional $69.7 million from the FHLB of Chicago. At September 30, 2015, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  The $5.0 million in FHLB advances outstanding at September 30, 2015, are due within one year.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $89,000 for the nine months ended September 30, 2015 compared to $394,000 for the nine months ended September 30, 2014.

Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, was $4.5 million for the nine months ended September 30, 2015. Net cash provided by investing activities was $13.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we purchased $21.0 million and sold $3.3 million in securities classified as available-for sale, and during the nine months ended September 30, 2014, we purchased $22.0 million and sold $11.3 million in securities classified as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, FHLB advance and stock activity, repurchases of the Company’s common stock, and dividends paid to our stockholders, was $7.9 million and $7.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

At September 30, 2015, we had outstanding commitments of $2.9 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At September 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $32.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at September 30, 2015 was 41.8%.

Regulatory Capital

Basel III Capital Rules. In July 2013, the OCC and the other federal bank regulatory agencies published final rules (the “Basel III Capital Rules”) that implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and imposed new capital requirements on the Bank, effective January 1, 2015. The Federal Reserve has amended its “Small Bank Holding Company” policy statement to exempt savings and loan holding companies with less than $1.0 billion in assets from capital requirements.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios beginning as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

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

The Basel III Capital Rules will increase the required capital levels of the Bank. The Bank made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the Bank’s capital amounts and ratios, together with capital adequacy requirements, under Basel III regulatory requirements as of September 30, 2015, and under pre-Basel III regulatory requirements as of December 31, 2014.

					To Be Well
			Required		Capitalized
			For Capital		Under Basel III
			Adequacy Purposes		Regulatory
	Actual		Under Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015

Total risk-based capital to risk-weighted assets	$28,891	32.62%	$7,096	8.0%	$8,870	10.0%
Tier I (core) capital to risk- weighted assets	27,851	31.40	5,322	6.0	7,096	8.0
Common equity tier I capital to risk-weighted assets	27,851	31.40	3,991	4.5	5,765	6.5
Tier I (core) capital to adjusted total assets	27,851	13.51	8,246	4.0	10,308	5.0

					To Be Well
			Required		Capitalized
			For Capital		Under Pre-Basel III
			Adequacy Purposes		Regulatory
	Actual		Pre-Basel III		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014

Total risk-based capital to risk-weighted assets	$30,603	32.21%	$7,601	8.0%	$9,502	10.0%
Tier I (core) capital to risk-weighted assets	29,500	31.05	3,801	4.0	5,701	6.0
Tier I (core) capital to adjusted total assets	29,500	13.67	8,630	4.0	10,787	5.0

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact on the capital levels required for the Bank.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our consolidated financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit.

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	September 30,		December 31,
	2015		2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$2,867	$—	$1,827	$221
Unused lines of credit and letters of credit	189	7,470	181	8,633

Commitments to make loans are generally made for periods of 120 days or less.  At September 30, 2015, the fixed rate loan commitments had interest rates ranging from 2.75% to 4.50% and the commitments are to extend credit ranging from 10 to 20 years.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At September 30, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2015, the Board of Directors of the Company adopted a third stock repurchase program. Under the repurchase program, the Company may purchase up to 110,000 shares of its common stock, or approximately 5.0% of its then outstanding shares.

The Company’s stock repurchases for the three months ended September 30, 2015 were as follows:

			Total # of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of share	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased
July 1 - 31, 2015	—	$—	—	109,972
August 1 – 31, 2015	229	$14.50	229	109,743
September 1 – 30, 2015	—	$—	—	109,743
Total	229	$14.50	229	109,743

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from AJS Bancorp, Inc.’s Form 10-Q report for the quarter ended September 30, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss),(iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus

Thomas R. Butkus,

Chairman of the Board,
President and Chief Executive Officer

Date:	November 13, 2015

By:	/s/ Jerry A. Weberling

Jerry A. Weberling,

Executive Vice President and
Chief Financial Officer

Date:	November 13, 2015