Form 10-K
period 2015-12-31
AJS Bancorp, Inc.
filed 2016-03-23
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of March 18, 2016, there were issued and outstanding 2,167,040 shares of the Registrant’s Common Stock.

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $25,495,080.

DOCUMENTS INCORPORATED BY REFERENCE

1.              Annual Report to Stockholders (Part II)

2.              Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

AJS Bancorp, Inc.

Form 10-K

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

At December 31, 2015, AJS Bancorp had consolidated assets of $208.9 million, deposits of $165.6 million and stockholders’ equity of $32.5 million.  AJS Bancorp’s executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and its telephone number at that address is (708) 687-7400. AJS Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board”).

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

The population in our Illinois market area has increased from 2010 to 2014, with a growth rate of 0.6% for Cook County.  The market area’s median household income for the 2014 year was $54,828 which was above the national level of $53,657 for 2014.  The unemployment rate for Cook County for December 2015 was 5.8% and was above the national level of 5.0%.

Competition

We face significant competition in both originating loans and attracting deposits.  The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A.J. Smith Federal, and all of which are our competitors to varying degrees.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies. At June 30, 2015, we had less than 1% of the deposits in Cook County.

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four-family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio consists of multi-family residential and commercial real estate loans and home equity lines of credit.  At December 31, 2015, our gross loans totaled $115.3 million, of which $100.1 million, or 86.9%, were secured by one- to four-family residential real estate, $8.7 million, or 7.5%, were secured by multi-family residential and commercial real estate, $6.4 million, or 5.6%, were home equity lines of credit, and $76,000  were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.  Due to credit concerns related to commercial lending, we ceased new loan originations for commercial real estate and multi-family loans in 2008 and began diligent monitoring and aggressive resolution efforts to reduce the level of non-performing assets. The results of this effort are reflected in our improved asset quality. Non-performing assets decreased $5.3 million to $1.6 million as of December 31, 2015 from $6.9 million at December 31, 2012. In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. At December 31, 2015, 92.4% of our loans were secured by first and second mortgages on residential real estate.

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$100,127	86.86%	$97,214	84.44%	$97,301	80.77%	$94,253	78.20%	$95,463	76.89%
Multi-family and commercial	8,663	7.51	9,493	8.25	12,847	10.66	13,977	11.60	15,884	12.79
Total real estate loans	108,790	94.37	106,707	92.69	110,148	91.43	108,230	89.80	111,347	89.68

Other Loans:
Consumer and other loans	76	0.07	349	0.30	181	0.15	176	0.15	245	0.20
Home equity	6,408	5.56	8,069	7.01	10,141	8.42	12,129	10.05	12,558	10.12
Total loans	115,274	100.00%	115,125	100.00%	120,470	100.00%	120,535	100.00%	124,150	100.00%

Less:
Allowance for loan losses	(988)		(1,103)		(1,399)		(1,565)		(1,917)
Deferred loan (fees) costs	137		109		76		100		102
Deferred gain on real estate contract	—		(1)		(1)		(2)		(2)

Total loans receivable, net	$114,423		$114,130		$119,146		$119,068		$122,333

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2015.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to four-family residential		Multi-family and Commercial		Consumer and Other		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
One year or less	$385	5.28%	$5,766	5.54%	$76	3.15%	$1,263	3.78%	$7,490	5.20%
Greater than one to three years	1,925	5.45	1,972	5.98	—	—	2,846	3.00	6,743	4.57
Greater than three to five years	2,177	3.80	86	4.77	—	—	2,299	2.92	4,562	3.38
Greater than five to ten years	13,803	3.19	673	5.68	—	—	—	—	14,476	3.30
Greater than 10 to 20 years	51,799	3.38	166	6.50	—	—	—	—	51,965	3.39
More than 20 years	30,038	4.24	—	—	—	—	—	—	30,038	4.24
Total	$100,127	3.67%	$8,663	5.66%	$76	3.15%	$6,408	3.13%	$115,274	3.79%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2016.

	At December 31, 2015 and Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$93,563	$6,178	$99,741
Multi-family and commercial	2,898	—	2,898
Total real estate loans	96,461	6,178	102,639

Other loans:
Consumer and other loans	—	—	—
Home equity	7	5,138	5,145
Total loans	$96,468	$11,316	$107,784

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2015, these loans totaled $100.1 million, or 86.9% of our total loan portfolio.  At December 31, 2015, we had $97.7 million of our one- to four-family residential real estate loans in the first lien position and $2.4 million in the second lien position.  The average loan balance of our one- to four-family residential real estate loans was $112,000 at December 31, 2015.

We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2015, $93.6 million, or 93.8% of our one- to four-family residential real estate loans had fixed rates of interest, and $6.2 million, or 6.2%, of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed-rate loans include loans that generally amortize on a monthly basis over periods between seven to 30 years.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We also offer home equity loans as to which we take a second mortgage.

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

Multi-Family Loans and Commercial Lending.  At December 31, 2015, $8.7 million, or 7.5% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved properties such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Due to the severity of the last recession and its adverse effect on commercial real estate particularly in the Chicagoland area, we stopped originating multi-family and commercial real estate loans in 2008. As an accommodation to existing borrowers from 2008 until 2013, we renewed multi-family and commercial lending relationships that had been performing in accordance with their original terms. In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. At December 31, 2015, the average loan balance of our multi-family and commercial real estate loans was $216,000.  At that date, our largest multi-family and commercial real estate loan had a balance of $3.5 million, was secured by a golf course located in Flossmoor, Illinois and is classified as substandard, but was performing in accordance with its terms. Our multi-family and commercial real estate loans are generally made for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

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

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $6.4 million, or 5.6% of our total loan portfolio, as of December 31, 2015.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  We generally offer these loans with a maximum loan to appraised value ratio of 75% (including senior liens on the collateral property).  We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate.  Our lines of credit provide for interest only payments during the term of the loan with the principal amount due at the end of the loan term.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2015, consumer loans totaled $76,000, which consisted of loans secured by deposit accounts. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand.  Historically, a declining interest rate environment generally would result in increased loan demand; however, in the case of declining real estate values, our loan origination activity may also decline as fewer home purchases occur.  Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period.  In the past, we have originated mortgage loans for sale in the secondary market, and we may do so in the future, although this is not a significant part of our business at this time. In order to supplement our loan originations, we began purchasing fixed-rate jumbo (loan balances of $417,000 or greater) one-to four-family residential loans located in the Chicagoland area from another financial institution intermittedly beginning in 2012. During the years ended December 31, 2015 and 2013, the Bank purchased $2.3 million and $1.7 million of such loans. We did not purchase any loans in 2014. We intend to continue this relationship in the future. We have also engaged in participation relationships on occasion with other financial institutions.  At December 31,

2015, we had one participation agreement with an aggregate outstanding balance of $163,000 which was classified as other real estate owned.

The following table shows our loan origination, purchase, and repayment activities for the years indicated.  All loans purchased consisted of one- to four-family residential loans.  All purchased loans are subject to the same underwriting criteria as loans originated by us.  We did not sell any loans during the year ended December 31, 2015 and we sold $1.2 million of multifamily loans in 2014.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

Loans receivable, beginning of year	$115,125	$120,470	$120,535
Originations by type:
One- to four-family	15,574	10,105	12,538
Multi-family and commercial	350	50	165
Consumer and other	—	213	—
Home equity	2,076	1,344	1,438
Total loans originated	18,000	11,712	14,141
Loans purchased	2,282	—	1,667
Loans sold	—	(1,240)	—
Transfers to other real estate owned	(320)	(437)	(139)
Charge-offs	(217)	(993)	(230)
Principal repayments and prepayments	(19,596)	(14,387)	(15,365)

Loans receivable, at end of year	$115,274	$115,125	$120,470

Loan Approval Procedures and Authority.  Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the board of directors.  A loan officer initially reviews all loans, regardless of size or type.  Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter or a Vice President of the loan department.  All loans of $417,000 or less, that do not meet our standard underwriting ratios and credit criteria must be reviewed by a Vice President or in their absence, the President or the Loan Committee.  The Loan Committee, which consists of Director Ray Blake, Chairman, President, and Chief Executive Officer, Thomas Butkus, Senior Vice President, Donna Manuel and Vice President, Susan Coleman, has the authority to approve all loans up to $750,000.  The Chief Executive Officer and the board of directors must approve loans in excess of $750,000.

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2015, our legal lending limit was $4.3 million.  At December 31, 2015, our largest lending relationship to one borrower totaled $3.5 million, which is secured by a golf course located in Flossmoor, Illinois. This lending relationship was classified as substandard, but is performing in accordance with its terms at December 31, 2015.

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

We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  We have not originated a sub-prime or Alt-A loan since 2006 and do not intend to originate these types of loans in the future.  At December 31, 2015, we had $148,000 outstanding in subprime first and second residential mortgages of which $41,000 is on nonaccrual status and $21,000 in subprime home equity lines of credit all of which were performing in accordance with their terms.

As of December 31, 2015, our total non-performing loans were $1.3 million, or 1.15% of total loans, compared to $3.0 million, or 2.59% of total loans, at December 31, 2014. The decrease in non-performing loans was due to $1.2 million in loans being returned to accrual status, $733,000 of loan repayments and charge-offs and $320,000 of loans transferred to other real estate owned, partially offset by new additions of $565,000.

Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan ranged from 0.50% to 5.0%. Modifications involving an extension of the maturity date were for periods ranging from 10 months to 378 months.  No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2015 and 2014.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2015, we had $381,000 in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory payment performance and reasonable future payment assurance under the terms of the restructuring.  Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2015, we had $1.9 million in accruing troubled debt restructurings

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio and other real estate owned at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans (less non-accruing troubled debt restructured loans):
One- to four-family residential	$937	$1,754	$1,325	$1,465	$765
Multi-family and commercial	—	—	67	—	607
Consumer and other	—	—	—	—	—
Home equity	5	192	164	175	79
Total non-accrual loans	942	1,946	1,556	1,640	1,451

Non-accruing troubled debt restructured loans:
One- to four-family residential	31	132	240	591	738
Multi-family and commercial	350	900	1,475	1,574	423
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total non-accruing troubled debt restructured loans	381	1,032	1,715	2,165	1,161

Loans greater than 90 days delinquent and still accruing:
One- to four-family residential	—	—	—	—	—
Multi-family and commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total loans greater than 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	1,323	2,978	3,271	3,805	2,612

Other real estate owned:
One- to four-family residential	144	452	205	239	232
Multi-family and commercial	163	1,299	2,423	2,865	3,379
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total other real estate owned	307	1,751	2,628	3,104	3,611

Total non-performing assets	$1,630	$4,729	$5,899	$6,909	$6,223

Accruing troubled debt restructured loans:
One- to four-family residential	$1,546	$1,431	$1,249	$1,102	$968
Multi-family and commercial	334	—	1,110	1,139	1,926
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total accruing troubled debt restructured loans	$1,880	$1,431	$2,359	$2,241	$2,894

Ratios:
Non-performing loans to total loans	1.15%	2.59%	2.72%	3.16%	2.10%

Non-performing assets to total assets	0.78%	2.17%	2.67%	3.12%	2.61%

Other Real Estate Owned.  Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  During the year ended December 31, 2015, there was one commercial lending relationship for $166,000 and two one- to four-family residential lending relationships aggregating $154,000 transferred into other real estate owned for a total of $320,000.  For the year ended December 31, 2014, there were no commercial lending relationships and three one- to four-family residential lending relationships transferred into other real estate owned for a total of $437,000.  We had $307,000 and $1.8 million in other real estate owned at December 31, 2015 and December 31, 2014, respectively.

Non-performing Assets.  We had non-performing assets of $1.6 million, or 0.78% of total assets, as of December 31, 2015 compared to $4.7 million, or 2.17% of total assets, as of December 31, 2014. The allowance for loan losses totaled $988,000 at December 31, 2015 and $1.1 million at December 31, 2014. This represents a ratio of the allowance for loan losses to gross loans receivable of 0.86% at December 31, 2015 and 0.96% at December 31, 2014. The allowance for loan losses to non-performing loans was 74.68% at December 31, 2015 and 37.04% at December 31, 2014.

At December 31, 2015, we had 26 one-to four-family residential loans and home equity lines of credit with an aggregate principal balance of $973,000 on non-accrual. At December 31, 2015, we had three commercial real estate loans with an aggregate principal balance of $350,000 on non-accrual, with the largest having an outstanding balance of $162,000. At December 31, 2015, we had 11 one-to four family residential loans and four commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million of which $381,000 was on non-accrual.

At December 31, 2015, we had three other real estate owned properties with an aggregate balance of $307,000, comprised of two one-to four- family residential loans and one commercial property.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

For the years ended December 31, 2015 and 2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $76,000 and $121,000, respectively.   The amount that was included in interest income on such loans totaled $23, 000 and $18,000 for the years ended December 31, 2015 and 2014, respectively.

Delinquencies. The following table sets forth our loan delinquencies by type, amount and percentage at the dates indicated.

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2015
One- to four-family residential	5	$159	0.16%	7	$330	0.33%	12	$489	0.49%
Multi-family and commercial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	1	5	0.08	1	5	0.08

Total loans	5	$159	0.14%	8	$335	0.29%	13	$494	0.43%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2014
One- to four-family residential	9	$305	0.31%	9	$753	0.77%	18	$1,058	1.09%
Multi-family and commercial	—	—	—	3	379	3.99	3	379	3.99
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	44	0.55	1	35	0.43	2	79	0.98

Total loans	10	$349	0.30%	13	$1,167	1.01%	23	$1,516	1.32%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2013
One- to four-family residential	6	$328	0.34%	13	$851	0.87%	19	$1,179	1.21%
Multi-family and commercial	—	—	—	5	524	4.08	5	524	4.08
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	46	0.45	1	46	0.45	2	92	0.91

Total loans	7	$374	0.31%	19	$1,421	1.18%	26	$1,795	1.49%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2012
One- to four-family residential	6	$235	0.25%	22	$1,760	1.87%	28	$1,995	2.12%
Multi-family and commercial	—	—	—	3	305	2.18	3	305	2.18
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	41	0.34	2	82	0.68	3	123	1.01

Total loans	7	$276	0.23%	27	$2,147	1.78%	34	$2,423	2.01%

	Loans Delinquent For:
	60-89 Days			90 Days or Greater			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
At December 31, 2011
One- to four-family residential	10	$806	0.84%	20	$1,091	1.14%	30	$1,897	1.99%
Multi-family and commercial	1	185	1.16	5	607	3.82	6	792	4.99
Consumer and other	—	—	—	—	—	—	—	—	—
Home equity	1	38	0.30	1	41	0.33	2	79	0.63

Total loans	12	$1,029	0.83%	26	$1,739	1.40%	38	$2,768	2.23%

Classification of Assets.  Consistent with regulatory guidelines, we provide for the classification of loans and other assets, such as securities, that are considered to be of lesser credit quality as substandard, special mention, doubtful or loss assets.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected.  At December 31, 2015, we had one lending relationship totaling $3.5 million that exceeded $500,000 and was classified as substandard.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Doubtful assets are those that are past maturity and therefore require additional steps to protect our collateral.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

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

Our classified assets set forth below include loans and other real estate owned.

	At December 31,
	2015	2014	2013
	(In thousands)
Classification of Assets:

Substandard	$7,128	$12,128	$12,401
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$7,128	$12,128	$12,401
Special Mention	$137	$102	$4,770

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$1,103	$1,399	$1,565	$1,917	$1,549

Charge-offs:
One- to four-family residential	(210)	(224)	(224)	(555)	(174)
Multi-family and commercial	(7)	(778)	(6)	(324)	(1,867)
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—
Total charge-offs	(217)	(1,002)	(230)	(879)	(2,041)

Recoveries:
One- to four-family residential	19	6	9	1	—
Multi-family and commercial	3	3	5	25	—
Consumer and other	—	—	—	—	—
Home equity	—	—	50	—	—
Total recoveries	22	9	64	26	—

Net (charge-offs)	(195)	(993)	(166)	(853)	(2,041)
Provision for loan losses	80	697	—	501	2,409

Balance at end of year	$988	$1,103	$1,399	$1,565	$1,917

Ratios:
Net charge-offs during the year to average loans outstanding during the year	0.17%	0.84%	0.14%	0.70%	1.61%

Net charge-offs during the year to non-performing loans at end of year(1)	14.77%	33.34%	5.07%	22.42%	78.14%

Allowance for loan losses to non-performing loans at end of year(1)	74.68%	37.04%	42.77%	41.13%	73.39%

Allowance for loan losses to total loans at end of year	0.86%	0.96%	1.16%	1.30%	1.54%

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

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable incurred losses inherent in the loan portfolio.  This includes management’s periodic review of loan collectability in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses.  Generally, small balance, homogenous type loans, such as consumer and home equity loans are evaluated for impairment in total.  The allowance related to these loans is established primarily by using loss experience data by general loan type.  Non-performing loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan.  Larger loans, such as multi-family and commercial real estate mortgages, are also generally evaluated for impairment individually.  The allowance is allocated to each loan type based on the results of the evaluation described above.

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

	At December 31,
	2015			2014
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$722	$100,127	86.86%	$822	$97,214	84.44%
Multi-family and commercial	250	8,663	7.51	259	9,493	8.25
Consumer and other	—	76	0.07	—	349	0.30
Home equity	16	6,408	5.56	22	8,069	7.01

Total loans	$988	$115,274	100.00%	$1,103	$115,125	100.00%

	At December 31,
	2013			2012			2011
	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$823	$97,301	80.77%	$1,038	$94,253	78.20%	$870	$95,463	76.89%
Multi-family and commercial	466	12,847	10.66	467	13,977	11.60	947	15,884	12.79
Consumer and other	1	181	0.15	1	176	0.15	1	245	0.20
Home equity	109	10,141	8.42	59	12,129	10.05	99	12,558	10.12

Total loans	$1,399	$120,470	100.00%	$1,565	$120,535	100.00%	$1,917	$124,150	100.00%

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

Securities classified as held to maturity totaled $326,000 at December 31, 2015.  Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $10.3 million at December 31, 2015, and consisted of Federal agency obligations, primarily Federal Home Loan Bank (FHLB) notes, and Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) obligations with maturities of one to five years.  Mortgage backed securities are discussed in the next section.

We also have a $1.3 million investment in Federal Home Loan Bank (FHLB) of Chicago stock at December 31, 2015, which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to the consolidated financial statements.

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

At December 31, 2015, our available for sale mortgage-backed securities totaled $40.0 million, which represented 19.2% of our total assets at that date.  At December 31, 2015, 75.1% of our mortgage-backed securities had a fixed interest rate.  We purchased $7.9 million of mortgage-backed securities during the year ended December 31, 2015 and $7.2 million during the year ended December 31, 2014.

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

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Securities held to maturity:
Municipal obligations	320	326	320	330	320	334
Ginnie Mae	6	6	11	11	15	16
Total securities held to maturity	326	332	331	341	335	350

Securities available for sale:
U.S. Government-sponsored enterprises	10,265	10,215	11,000	10,993	8,997	8,906
Freddie Mac	8,751	8,639	9,474	9,461	11,123	10,930
Fannie Mae	23,937	23,684	24,689	24,639	33,196	32,730
Ginnie Mae	7,353	7,404	9,085	9,121	11,165	11,238
Total securities available for sale	50,306	49,942	54,248	54,214	64,481	63,804

Total securities	$50,632	$50,274	$54,579	$54,555	$64,816	$64,154

Carrying Values, Yields and Maturities.  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2015. Adjustable-rate mortgage-backed securities are included in the year in which interest rates are next scheduled to adjust.

	At December 31, 2015
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
Municipal obligations	$—	—%	$320	4.51%	$—	—	$—	—%	$320	$326	4.51%
Ginnie Mae	6	3.79	—	—	—	—	—	—	6	6	3.79
Total securities held to maturity	6	3.79	320	4.51	—	—	—	—	326	332	4.49

Securities available for sale:
U.S. Government-sponsored enterprises	—	—	10,265	0.85	—	—	—	—	10,265	10,215	0.85
Freddie Mac	139	1.30	1,096	1.14	4,218	1.15	3,298	2.10	8,751	8,639	1.51
Fannie Mae	63	2.28	934	2.01	9,950	1.50	12,990	1.89	23,937	23,684	1.73
Ginnie Mae	7,353	1.30	—	—	—		—	—	7,353	7,404	1.30
Total Securities available for sale	$7,555	1.30%	$12,295	0.96%	$14,168	1.39%	$16,288	1.93%	$50,306	$49,942	1.60%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.  We are not currently using, nor have we used in the past, brokers to obtain deposits.  Our deposit products include checking, NOW, money market, passbook, and certificate of deposit accounts.  We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, growth goals and federal regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of and for the dates indicated.

	At or For the Year Ended December 31,
	2015				2014
	Average Balance	Amount	Percent of Amount	Weighted Average Rate	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing checking accounts	$22,184	$22,946	13.85%	—	$19,979	$20,777	12.50%	—
Passbook accounts	67,376	69,465	41.94	0.17%	64,018	65,359	39.31	0.15%
NOW accounts:
Non-interest-bearing	122	185	0.11	—	183	128	0.08	—
Interest-bearing	10,939	11,335	6.84	0.00%	10,481	10,969	6.60	0.01%
Money market accounts	6,530	4,990	3.01	0.02%	6,785	6,432	3.87	0.01%
Certificates of deposit	60,029	56,728	34.25	0.77%	63,884	62,584	37.64	0.89%

Total deposits	$167,180	$165,649	100.00%	0.40%	$165,330	$166,249	100.00%	0.46%

	At or For the Year Ended December 31,
	2013
	Average Balance	Amount	Percent of Amount	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest-bearing Checking accounts	$19,580	$18,682	11.36%	—
Passbook accounts	64,084	63,871	38.82	0.13%
NOW accounts:
Non-interest-bearing	201	254	0.15	—
Interest-bearing	10,560	10,143	6.17	0.01%
Money market accounts	6,293	7,189	4.37	0.02%
Certificates of deposit	68,324	64,380	39.13	0.90%

Total deposits	$169,042	$164,519	100.00%	0.47%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At December 31, 2015
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
0.50% and below	$14,221	$9,319	$3,355	$—	$26,895	47.41%
0.51% to 1.00%	1,083	1,743	5,946	556	9,328	16.45
1.01% to 2.00%	2,457	799	4,580	12,668	20,504	36.14
2.00% and over	—	—	—	1	1	—
Total	$17,761	$11,861	$13,881	$13,225	$56,728	100.00%

Large Certificates.  As of December 31, 2015, the aggregate amount of outstanding certificates of deposit at A.J. Smith Federal in amounts greater than or equal to $100,000 was approximately $22.9 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2015
(In thousands)

Less than three months	$2,711
Three to six months	2,432
Over six months to one year	5,164
Over one year to three years	5,650
Over three years	6,932
Total	$22,889

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest Rate:
0.50% and below	$26,895	$30,306	$35,097
0.51% to 1.00%	9,328	9,011	9,384
1.01% to 2.00%	20,504	18,641	10,293
2.01% to 3.00%	—	4,625	8,977
3.01% to 4.00%	1	1	2
4.00% and over	—	—	627
Total	$56,728	$62,584	$64,380

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank of Chicago and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank of Chicago advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  The following table sets forth information with respect to our Federal Home Loan Bank advances, which were our only outstanding borrowings for the years, indicated below.

	At or For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Federal Home Loan Bank of Chicago Advances:
Maximum outstanding at any month end	$10,000	$17,000	$22,000
Balance at the end of year	$5,000	$12,000	$17,000
Average balance during year	$5,923	$14,769	$19,769
Weighted average interest rate at the end of year	2.55%	2.37%	2.23%
Weighted average interest rate during year	2.47%	2.32%	2.20%

Employees

At December 31, 2015, we had a total of 40 full time equivalent employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

Subsidiary Activities

AJS Bancorp has no direct or indirect subsidiaries other than A.J. Smith Federal.

SUPERVISION AND REGULATION

General

A.J. Smith Federal is a federally chartered savings bank regulated, examined and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  A.J. Smith Federal also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  The Office of the Comptroller of the Currency examines A.J. Smith Federal and prepares reports for the consideration of our board of directors on any operating deficiencies.  A.J. Smith Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of A.J. Smith Federal’s loan documents.  A.J. Smith Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.

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

Set forth below is a brief description of material regulatory requirements that are applicable to A.J. Smith Federal and AJS Bancorp.  The description is limited to certain material aspects of the statutes and regulations addressed, and are not intended to be a complete description of such statutes and regulations and their effects on A.J. Smith Federal and AJS Bancorp.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as A.J. Smith Federal, will continue to be examined by their applicable federal bank regulators.  The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

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

In addition, the Consumer Financial Protection Bureau has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2015, we were in compliance with our loans-to-one-borrower limits.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2015, we maintained 90.6% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as A.J. Smith Federal, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Federal savings banks must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets.  Tangible capital is generally defined as Tier 1 capital less intangible assets other than certain mortgage servicing rights.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2015 and 2014, A.J. Smith Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•                                          well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

•                                          adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 ratios);

•                                          undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 ratios);

•                                          significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 ratios); and

•                                          critically undercapitalized (less than 2% tangible capital to total assets).

The new rule that strengthened regulatory capital requirements adjusted the prompt corrective actions categories to incorporate the new standards, as reflected above.

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

Enforcement

The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” which includes officers, directors, certain stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution.  Formal enforcement action may range from the issuance of a capital directive or a cease and desist order, to removal of officers or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.56 basis points of total assets less tangible capital.

For the year ended December 31, 2015, A.J. Smith Federal paid $11,000 related to the FICO bonds and was assessed $182,000 pertaining to deposit insurance assessments.  For the year ended December 31, 2014, A.J. Smith Federal paid $12,000 related to the FICO bonds and was assessed $223,000 pertaining to deposit insurance assessments.

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

Federal Home Loan Bank System

A.J. Smith Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Chicago.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.  However, legislation was enacted in December 2014 which required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (i) extend its applicability to savings and loan holding companies and (ii) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets.  Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the Federal Reserve Board determines otherwise on a case by case basis.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” doctrine which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of AJS Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as AJS Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with AJS Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2015, the total federal pre-base year bad debt reserve of A.J. Smith Federal was approximately $2.4 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2015, AJS Bancorp had $4.4 million in federal loss carryforwards and $8.5 million in state loss carryforwards.

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

State Taxation

A.J. Smith Federal is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.75% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

As a Maryland business corporation, AJS Bancorp is required to file an annual report with and pay an annual tax to the state of Maryland.

Item 1A.                                                Risk Factors

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.  At December 31, 2015, 42.4% of our loan portfolio was comprised of fixed-rate loans with terms of over 15 years while 52.2% of our deposits were comprised of time deposits with terms of one year or less.  In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of our securities classified as available for sale changes inversely with changes in interest rates.  At December 31, 2015, the fair value of our portfolio of investment securities, mortgage-backed and agency securities classified as available for sale totaled $49.9 million.  At that date, the net unrealized loss on these securities totaled $364,000.

As a result of our suspending the origination of commercial real estate and multi-family loans for six years, our weighted average yield on interest-earning assets has decreased.

Beginning in 2008, we ceased originating new commercial and multi-family real estate loans in our market area.  In 2014, we began to originate a limited amount of multi-family and commercial real estate loans consistent with our conservative loan underwriting policies and procedures. Consequently, our one- to four-family residential mortgage loan portfolio and our fixed-rate investment securities portfolio have comprised a greater percentage of our interest-earning assets as the local economy improved.  At December 31, 2015, our commercial and multi-family real estate loan portfolios totaled $8.7 million, or 7.5% of total loans, compared to $32.1 million, or 24.8% of total loans at December 31, 2008.  During the prolonged low interest rate environment, one- to four-family residential mortgage loans and fixed-rate investment securities have comprised an increasing proportion of our interest-earning assets and our weighted average yield on our interest-earning assets has decreased. Our weighted average yield on our interest-earning assets decreased 242 basis points to 2.69% for the year ended December 31, 2015 from 5.11% for the year ended December 31, 2008.

We would expect that our weighted average yield on interest-earning assets may decrease in future periods because one- to four-family residential mortgage loans and investment securities generally yield less than commercial and multi-family real estate loans.  If we are unable to grow our balance sheet with higher yielding assets our ability to generate or increase our interest income will be compromised, which will reduce our profitability.

Our emphasis on one- to four-family residential mortgage loans exposes us to increased credit risks.

At December 31, 2015, $100.1 million, or 86.9%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $6.4 million, or 5.6%, of our loan portfolio consisted of home equity lines of credit.  Past economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

In the future we may increase the origination of commercial real estate and multi-family loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

Due to credit concerns related to commercial lending, beginning in 2008 we ceased new loan originations for commercial and multi-family real estate loans. However in 2014, we began to originate a limited amount of multi-family and commercial real estate loans. At December 31, 2015, our commercial and multi-family real estate loan portfolios totaled $8.7 million, or 7.5% of total loans. In 2016, we intend to moderately increase our level of commercial and multi-family real estate loan originations consistent with our conservative loan underwriting policies and procedures. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If these commercial and multi-family real estate loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our business may be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in the metropolitan Chicago area. All of our branches and most of our deposit customers also are located in this area.  A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, metropolitan Chicago has experienced home price declines, increased foreclosures and high unemployment rates in the recent past.

A deterioration or minimal improvement in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

•                                          the value of the collateral for our loans may decline; and

•                                          the amount of our low-cost or non-interest-bearing deposits may decrease.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At December 31, 2015, our allowance for loan losses was $988,000, or 74.7% of non-performing loans, compared to $1.1 million, or 37.0% of non-performing loans at December 31, 2014.

Bank regulators also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our financial condition.

If our problem assets increase, our earnings may decrease.

At December 31, 2015, our non-performing assets (which consist of non-accrual loans, non-accruing troubled debt restructured loans, loans 90 days or more delinquent and other real estate owned assets) consisted of $1.3 million of loans and $307,000 of other real estate owned.  In addition, our classified assets (consisting of substandard loans and other real estate owned) totaled $7.1 million at December 31, 2015.  Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned.  Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.  From time to time, we also write down the value of other real estate owned properties to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned.  Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We rely on our management team for the successful implementation of our business strategy.

Our future success will be largely due to the efforts of our senior management team consisting of Thomas R. Butkus, our Chairman, President and Chief Executive Officer, and Jerry Weberling, Executive Vice President and  Chief Financial Officer. Because we are a relatively small community savings bank with a relatively small management team, each member of our senior management team has more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our senior management team. Accordingly, the loss of services of either of these individuals may have a material adverse effect on our ability to implement our business plan.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past eight years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and terminated purchases of mortgage-backed securities. Historically, our interest-bearing liabilities have re-priced or matured more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased.  Consequently, our interest rate spreads increased in the short term.  However, our ability to reduce our interest expense is now highly limited while the average yields on our interest-earning assets may continue to decrease.  The Federal Reserve Board recently started to increase short-term interest rates and indicated its intention to increase interest rates in the future.  Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would adversely affect our profitability.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

A.J. Smith Federal and AJS Bancorp are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency and the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of A.J. Smith Federal, rather than for our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, and our interpretation of those changes.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets continue to be examined for compliance with consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The full impact of the Dodd-Frank Act on our business will not be known until all regulations affecting community banks under the statute are implemented.  As a result, at this time we do not know the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the Office of the Comptroller of the Currency approved a new rule that substantially amended the regulatory risk-based capital rules applicable to A.J. Smith Federal. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which were effective for A.J. Smith Federal on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for A.J. Smith Federal could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

Certain regulations could restrict our ability to originate and sell mortgage loans.

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

As a result of the completion of our second-step conversion and offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.  In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

We expect transactions in the shares of AJS Bancorp common stock will be quoted on the OTC Pink Marketplace under the symbol “AJSB.” The development of an active trading market for our common stock depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker.  The number of active buyers and sellers of the shares of common stock at any particular time may be limited.  Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment.  In addition, our public “float,” which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and executive officers, is likely to be quite limited.  As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue.  Purchasers of our common stock should have long-term investment intent and should recognize that there will be a limited trading market in the common stock which may have an adverse impact on the price at which the common stock can be sold.

Item 1B.                                                Unresolved Staff Comments

None

Item 2.         Properties

We operate from our main office in Midlothian, Illinois, and two branches in Orland Park, Illinois. Set forth below is information related to our headquarters and branch locations.  The net book value of our facilities at December 31, 2015 was $3.2 million. The net book value of our real property described in the table below is as of December 31, 2015.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

14757 South Cicero Avenue Midlothian, Illinois 60445	Owned	1976	$397

Branch Locations:

8000 West 159th Street Orland Park, Illinois 60462	Owned	1987	1,104

11275 West 143rd Street Orland Park, Illinois 60467	Owned	2002	1,695

Item 3.                                                         Legal Proceedings

AJS Bancorp and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, as of December 31, 2015, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are quoted on the OTC Pink Marketplace under the symbol “AJSB”. The approximate number of holders of record of AJS Bancorp’s common stock as of March 18, 2016 was 351.  Certain shares of AJS Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table presents quarterly market and dividend information for AJS Bancorp’s common stock for each quarter during 2015 and 2014, as reported on the OTC Pink Marketplace.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$13.79	$13.55	$0.05
Quarter ended June 30, 2015	16.00	13.60	0.05
Quarter ended September 30, 2015	15.70	14.85	0.05
Quarter ended December 31, 2015	15.00	14.25	0.05

	High	Low	Dividends
2014
Quarter ended March 31, 2014	$12.40	$11.71	$0.05
Quarter ended June 30, 2014	12.25	11.77	0.30
Quarter ended September 30, 2014	13.75	12.25	0.05
Quarter ended December 31, 2014	13.73	13.50	0.30

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

Unlike A.J. Smith Federal, AJS Bancorp is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its stockholders.  However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of AJS Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

The Company’s stock repurchases for the three months ended December 31, 2015 are as follows:

Period	Total # of shares purchased	Average price paid per share	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased (1)
October 1 -31, 2015	—	—	—	109,743
November 1 — 30, 2015	1,304	14.54	1,304	108,439
December 1 — 31, 2015	713	14.60	713	107,726

(1)         On March 17, 2015, the Company adopted a third stock repurchase program of up to 110,000 shares of its common stock, or approximately 5.0% of its outstanding shares. The Company repurchased 22,674 shares of common stock at an average price of $13.67 during the year ended December 31, 2015 under the second and third stock repurchase programs.  At December 31, 2015, 107,726 shares remain to be purchased under the third stock repurchase plan.

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

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.                                                Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2015 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c)                                  Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                                Other Information

Not Applicable

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is incorporated herein by reference.

Item 11.                                                  Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2015 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	112,507	$12.20	25,335
Equity compensation plans not approved by security holders	—	—	—
Total	112,507	$12.20	25,335

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 14.                                                  Principal Accountant Fees and Services

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements

The following are filed as a part of this report by means of incorporation by reference to AJS Bancorp, Inc.’s 2015 Annual Report to Stockholders:

(A)                               Report of Independent Registered Public Accounting Firm

(B)                               Consolidated Statements of Financial Condition - at December 31, 2015 and 2014

(C)                               Consolidated Statements of Operations - Years ended December 31, 2015 and 2014

(D)                               Consolidated Statements of Comprehensive Income (Loss)  — Years ended December 31, 2015 and 2014

(E)                                Consolidated Statements of Changes In Stockholders’ Equity - Years ended December 31, 2015 and 2014

(F)                                 Consolidated Statements of Cash Flows - Years ended December 31, 2015 and 2014

(G)                               Notes to the Consolidated Financial Statements.

(a)(2)                  Financial Statement Schedules

None

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

23                                  Consent of Crowe Horwath LLP

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements

(1)                                 Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AJS Bancorp, Inc. (file no. 333-189171), originally filed with the Securities and Exchange Commission on June 7, 2013, as amended.

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

AJS BANCORP, INC.

Date: March 23, 2016	By:	/s/ Thomas R. Butkus
Thomas R. Butkus
Chairman of the Board, President
and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas R. Butkus	Chairman of the Board, President and	March 23, 2016
Thomas R. Butkus	Chief Executive Officer
(Principal Executive Officer)

/s/ Jerry A. Weberling	Executive Vice President and Chief	March 23, 2016
Jerry A. Weberling	Financial Officer
(Principal Accounting and Financial Officer)

/s/ Roger L. Aurelio	Director	March 23, 2016
Roger L. Aurelio

/s/ Raymond J. Blake	Director	March 23, 2016
Raymond J. Blake

/s/ Richard J. Nogal	Director	March 23, 2016
Richard J. Nogal

/s/ Michael H. Rose	Director	March 23, 2016
Michael H. Rose