Form 10-Q
period 2016-03-31
AJS Bancorp, Inc.
filed 2016-05-13
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Registrant had 2,157,340 common shares outstanding at May 12, 2016

AJS BANCORP, INC.

FORM 10-Q

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2016 AND DECEMBER 31, 2015

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,049	$29,922
Securities available-for-sale	44,477	49,942
Securities held-to-maturity (fair value: 2016 -$277; 2015 - $332)	275	326
Loans, net (allowance: 2016 — $901; 2015 - $988)	113,272	114,423
FHLB of Chicago stock	1,291	1,291
Premises and equipment	3,407	3,464
Bank-owned life insurance	5,942	5,896
Other real estate owned	307	307
Accrued interest receivable	418	434
Other assets	2,611	2,930

Total assets	$207,049	$208,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$167,505	$165,649
Federal Home Loan Bank advances	2,000	5,000
Advance payments by borrowers for taxes and insurance	1,591	2,135
Other liabilities and accrued interest payable	2,461	2,659
Total liabilities	173,557	175,443

Employee Stock Ownership Plan (ESOP) repurchase obligation	1,153	994

Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,167,040 shares outstanding at March 31, 2016 and 2,193,440 shares outstanding at December 31, 2015	22	22
Additional paid-in capital	12,816	13,352
Retained earnings	20,872	20,802
Accumulated other comprehensive income (loss)	97	(221)
Unearned stock awards	(455)	(444)
Unearned ESOP shares	(1,013)	(1,013)
Total stockholders’ equity	32,339	32,498

Total liabilities and stockholders’ equity	$207,049	$208,935

See accompanying notes to consolidated unaudited financial statements

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Loans	$1,086	$1,119
Securities	171	175
Interest-earning deposits	39	19
Total interest income	1,296	1,313

Interest expense:
Deposits	139	146
Federal Home Loan Bank advances	20	49
Total interest expense	159	195
Net interest income	1,137	1,118
Provision (credit) for loan losses	(60)	15
Net interest income after provision (credit) for loan losses	1,197	1,103

Non-interest income:
Service fees	64	67
Rental income	18	19
Earnings on bank-owned life insurance	46	48
Gain on sale of securities	35	74
Gain (loss) on sale of other real estate owned	—	(19)
Other	14	30
Total non-interest income	177	219

Non-interest expense:
Compensation and employee benefits	565	603
Occupancy	191	184
Data processing	89	90
Advertising and promotion	15	11
Professional and regulatory	70	93
Postage and supplies	27	25
Bank security	27	28
Federal deposit insurance	37	47
Other real estate owned expense/impairment	6	29
Other	113	115
Total non-interest expense	1,140	1,225

Income before income taxes	234	97
Income tax expense	62	22

Net income	$172	$75
Earnings per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

See accompanying notes to consolidated unaudited financial statements

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$172	$75

Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	558	157
Reclassification adjustment for (gains) losses included in net income	(35)	(74)
Related income tax (expense) benefit	(205)	(34)
Total other comprehensive income	318	49

Comprehensive income	$490	$124

See accompanying notes to consolidated unaudited financial statements

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$172	$75
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	61	58
Provision (credit) for loan losses	(60)	15
Net amortization of securities	49	64
Stock award and option expense	39	41
Earnings on bank-owned life insurance	(46)	(48)
(Gain) loss on sale of securities	(35)	(74)
(Gain) loss on the sale of other real estate owned	—	19
Changes in:
Accrued interest receivable and other assets	131	70
Accrued interest payable and other liabilities	(198)	(713)
Net cash provided by (used in) operating activities	113	(493)

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(4,000)	(7,000)
Sales	3,241	3,306
Calls, maturities and principal payments	6,783	3,913
Loan originations, purchases and repayments, net	1,211	(520)
Proceeds from sale of other real estate	—	344
Improvements to other real estate owned	—	(12)
Purchase of equipment, net	(4)	(3)
Net cash provided by investing activities	7,231	28

Cash flows from financing activities:
Net change in deposits	1,856	933
Maturities of FHLB advances	(3,000)	(7,000)
Repurchase of common stock	(427)	(278)
Dividends paid on common stock	(102)	(103)
Net change in advance payments by borrowers for taxes and insurance	(544)	(573)
Net cash used in financing activities	(2,217)	(7,021)

Net change in cash and cash equivalents	5,127	(7,486)
Cash and cash equivalents at beginning of year	29,922	32,898

Cash and cash equivalents at end of period	$35,049	$25,412

Supplemental disclosures of cash flow information:
Cash paid during the period for - Interest	$166	$211
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$216

See accompanying notes to consolidated unaudited financial statements

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Earnings	Income (Loss)	Awards	Shares	Total

Balance at January 1, 2015	$22	$13,731	$21,126	$(20)	$(596)	$(1,050)	$33,213
Allocation of stock awards of 6,000 shares	89	—	—	(89)	—	—
Forfeited stock awards of 9,612 shares	—	(115)	—	—	115	—	—
Issuance of 863 shares for exercise of 4,200 stock options, net of 3,337 shares surrendered	—	—	—	—	—	—	—
Stock awards earned	—	—	—	—	126	—	126
Stock options compensation	—	26	—	—	—	—	26
Common stock repurchases of 20,657 shares	—	(310)	—	—	—	—	(310)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(85)	—	—	—	—	(85)
Net income	—	—	86	—	—	—	86
Cash dividends of $0.20	—	—	(410)	—	—	—	(410)
Other comprehensive income	—	—	—	(201)	—	—	(201)
ESOP shares earned	—	16	—	—	—	37	53
Balance at December 31, 2015	$22	$13,352	$20,802	$(221)	$(444)	$(1,013)	$32,498

Allocation of stock awards of 3,000 shares	—	44	—	—	(44)	—	—
Stock awards earned	—	—	—	—	33	—	33
Stock options compensation	—	6	—	—	—	—	6
Common stock repurchases of 29,400 shares	—	(427)	—	—	—	—	(427)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(159)	—	—	—	—	(159)
Net income	—	—	172	—	—	—	172
Cash dividends of $0.05	—	—	(102)	—	—	—	(102)
Other comprehensive income	—	—	—	318	—	—	318
Balance at March 31, 2016	$22	$12,816	$20,872	$97	$(455)	$(1,013)	$32,339

See accompanying notes to consolidated financial statements

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

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$9,265	$6	$(3)	$9,268
Residential agency mortgage-backed	35,053	215	(59)	35,209

Total	$44,318	$221	$(62)	$44,477

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government-sponsored entities	$10,265	$—	$(50)	$10,215
Residential agency mortgage-backed	40,041	75	(389)	39,727

Total	$50,306	$75	$(439)	$49,942

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$5	$—	$—	$5
State and municipal	270	2	—	272

Total	$275	$2	$—	$277

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Residential agency mortgage-backed	$6	$—	$—	$6
State and municipal	320	6	—	326

Total	$326	$6	$—	$332

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Expected maturities of securities at March 31, 2016 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$9,265	$9,268	$270	$272
Residential agency mortgage-backed	35,053	35,209	5	5

Total	$44,318	$44,477	$275	$277

Securities with a carrying value of approximately $8,318 and $8,504 at March 31, 2016 and December 31, 2015, respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains for the three months ended March 31, 2016 and 2015 are listed below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Proceeds from sale	$3,241	$3,306
Gross realized gains	35	74

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$4,262	$(3)	$—	$—	$4,262	$(3)
Residential agency mortgage-backed	2,286	(2)	7,984	(57)	10,270	(59)

Total temporarily impaired	$6,548	$(5)	$7,984	$(57)	$14,532	$(62)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored entities	$10,215	$(50)	$—	$—	$10,215	$(50)
Residential agency mortgage-backed	16,516	(117)	12,969	(272)	29,485	(389)

Total temporarily impaired	$26,731	$(167)	$12,969	$(272)	$39,700	$(439)

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS

Loans were as follows:

	March 31,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Mortgage:
One–to-four family	$99,853	87.5%	$100,127	86.9%
Multi-family and commercial	7,995	7.0	8,663	7.5
Home equity	6,114	5.4	6,408	5.5
Consumer and other	75	0.1	76	0.1
	114,037	100.0%	115,274	100.0%
Allowance for loan losses	(901)		(988)
Net deferred costs and other	136		137

Loans, net	$113,272		$114,423

The following tables present the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2016
		Multi-family
	One–to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$722	$250	$16	$—	$988
Provision (credit) for loan losses	15	(75)	—	—	(60)
Charge-offs	(35)	—	—	—	(35)
Recoveries	7	1	—	—	8

Total ending allowance balance	$709	$176	$16	$—	$901

	For the Three Months Ended March 31, 2015
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$822	$259	$22	$—	$1,103
Provision (credit) for loan losses	37	(21)	(1)	—	15
Charge-offs	(45)	(7)	—	—	(52)
Recoveries	2	2	—	—	4

Total ending allowance balance	$816	$233	$21	$—	$1,070

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2016
		Multi-Family		Consumer
	One–to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$209	$—	$—	$—	$209
Loans collectively evaluated for impairment	500	176	16	—	692

Total ending allowance balance	$709	$176	$16	$—	$901

Loans:
Loans individually evaluated for impairment	$1,553	$674	$—	$—	$2,227
Loans collectively evaluated for impairment	98,300	7,321	6,114	75	111,810

Total ending loans balance	$99,853	$7,995	$6,114	$75	$114,037

	December 31, 2015
		Multi-Family		Consumer
	One-to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$211	$—	$—	$—	$211
Loans collectively evaluated for impairment	511	250	16	—	777

Total ending allowance balance	$722	$250	$16	$—	$988

Loans:
Loans individually evaluated for impairment	$1,577	$684	$—	$—	$2,261
Loans collectively evaluated for impairment	98,550	7,979	6,408	76	113,013

Total ending loans balance	$100,127	$8,663	$6,408	$76	$115,274

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	As of March 31, 2016			As of December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
One–to-four family	$380	$314	$—	$400	$333	$—
Multi-family and commercial	979	674	—	983	684	—
Home equity	—	—	—			—
Consumer and other	—	—	—	—	—	—
Subtotal	1,359	988	—	1,383	1,017	—

With an allowance recorded:
One–to-four family	1,279	1,239	209	1,282	1,244	211
Multi-family and commercial	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,279	1,239	209	1,282	1,244	211

Total	$2,638	$2,227	$209	$2,665	$2,261	$211

	For the Three Months			For the Three Months
	Ended March 31, 2016			Ended March 31, 2015
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One–to-four family	$324	$2	$—	$296	$5	$—
Multi-family and commercial	679	6	—	809	—	6
Home equity	—	—	—		—	—
Consumer and other	—	—	—		—	—
Subtotal	1,003	8	—	1,105	5	6

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

	For the Three Months			For the Three Months
	Ended March 31, 2016			Ended March 31, 2015
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
One–to-four family	1,242	14	—	1,263	15	—
Multi-family and commercial	—	—	—	—	—	—
Home equity	—	—	—		—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,242	14	—	1,263	15	—

Total	$2,245	$22	$—	$2,368	$20	$6

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015

One–to-four family	$1,081	$968	$—	$—
Multi-family and commercial	565	350	—	—
Home equity	5	5	—	—
Consumer and other	—	—	—	—

Total	$1,651	$1,323	$—	$—

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans by class of loans:

	March 31, 2016
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One–to-four family	$492	$411	$228	$1,131	$98,722	$99,853
Multi-family and commercial	232	—	224	456	7,539	7,995
Home equity	5	—	—	5	6,109	6,114
Consumer and other	—	—	—	—	75	75

Total	$729	$411	$452	$1,592	$112,445	$114,037

	December 31, 2015
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

One-to-four family	$833	$159	$330	$1,322	$98,805	$100,127
Multi-family and commercial	297	—	—	297	8,366	8,663
Home equity	18	—	5	23	6,385	6,408
Consumer and other	—	—	—	—	76	76

Total	$1,148	$159	$335	$1,642	$113,632	$115,274

Troubled Debt Restructurings

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	March 31,	December 31,
	2016	2015

Accrual status	$1,654	$1,880
Non-accrual status	573	381
	2,227	2,261
Specific reserves allocated	(209)	(211)

Net	$2,018	$2,050

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

No additional loan commitments were outstanding to these borrowers at March 31, 2016 and December 31, 2015. Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

There were no new troubled debt restructurings made during the three months ended March 31, 2016 and 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016 and 2015. There was one troubled debt restructuring in the amount of $202 for which there was a payment default during the three months ended March 31, 2016 and it was placed on non-accrual status.

The terms of certain other loans were modified during the three months ended March 31, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three months ended March 31, 2016 and 2015.

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2016 and December 31, 2015, the risk category of loans by class of loans was as follows:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total

One –to- four family	$98,805	$—	$1,048	$—	$99,853
Multi-family and commercial	5,474	133	2,388	—	7,995
Home equity	6,077	—	37	—	6,114
Consumer and other	75	—	—	—	75

Total	$110,431	$133	$3,473	$—	$114,037

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

One–to-four family	$99,193	$—	$934	$—	$100,127
Multi-family and commercial	2,677	137	5,849	—	8,663
Home equity	6,370	—	38	—	6,408
Consumer and other	76	—	—	—	76

Total	$108,316	$137	$6,821	$—	$115,274

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

At March 31, 2016 and December 31, 2015, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

March 31, 2016
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$9,268	$—	$9,268	$—
Residential agency mortgage-backed	35,209	—	35,209	—

December 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$10,215	$—	$10,215	$—
Residential agency mortgage-backed	39,727	—	39,727	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

March 31, 2016
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One–to-four family	$144	$—	$—	$144
Multi-family and commercial	163	—	—	163

December 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One-to-four family	$144	$—	$—	$144
Multi-family and commercial	163	—	—	163

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

At March 31, 2016 and December 31, 2015, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $310, net of a valuation allowance of $3.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	March 31, 2016
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Other real estate owned:
One-to-four family	$144	Sales comparison approach	Adjustment for differences between the comparable sales	0 - 15.8% (5.6%)

Multi-family and commercial	163	Sales comparison approach	Adjustment for differences between the comparable sales	0 - 24.7% (11.7%)

	December 31, 2015
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
Other real estate owned:
One-to-four family	$144	Sales comparison approach	Adjustment for differences between the comparable sales	0 - 15.8% (5.6%)

Multi-family and commercial	163	Sales comparison approach	Adjustment for differences between the comparable sales	0 - 24.7% (11.7%)

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	March 31, 2016
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,049	$35,049	$—	$—	$35,049
Securities held-to-maturity	275	—	277	—	277
Loans, net	113,272	—	—	112,709	112,709
FHLB stock	1,291	N/A	N/A	N/A	N/A
Accrued interest receivable	418	—	27	391	418

Financial liabilities:
Non-interest-bearing deposits	$23,077	$23,077	$—	$—	$23,077
Interest-bearing deposits	144,428	—	144,599	—	144,599
FHLB advances	2,000	—	2,004	—	2,004
Advance payments by borrowers for taxes and insurance	1,591	—	1,591	—	1,591
Accrued interest payable	5	—	5	—	5

	December 31, 2015
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$29,922	$29,922	$—	$—	$29,922
Securities held-to-maturity	326	—	332	—	332
Loans, net (less impaired loans)	114,423	—	—	112,263	112,263
FHLB stock	1,291	N/A	N/A	N/A	N/A
Accrued interest receivable	434	—	27	407	434

Financial liabilities:
Non-interest-bearing deposits	$23,132	$23,132	$—	$—	$23,132
Interest-bearing deposits	142,517	—	142,560	—	142,560
FHLB advances	5,000	—	5,023	—	5,023
Advance payments by borrowers for taxes and insurance	2,135	—	2,135	—	2,135
Accrued interest payable	11	—	11	—	11

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

(g)         Federal Home Loan Bank Advances

The fair value of fixed rate Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on current rates for similar advances resulting in a Level 2 classification

(h)         Advances from Borrowers for Taxes

The carrying values of advances from borrowers for taxes approximate fair value and are classified as Level 2.

(i)            Accrued Interest Payable

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

The table below calculates the earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic
Net income	$172	$75
Distributed earnings allocated to participated securities	(3)	(3)
Undistributed earnings allocated to participated securities	(1)	1
Net earnings allocated to common shareholders	$168	$73
Weighted average common shares outstanding including participating securities	2,075,972	2,102,028
Less: Participating securities	(43,784)	(56,267)
Weighted-average common shares outstanding for basic	2,032,188	2,045,761

Basic earnings per common share	$0.08	$0.04

Diluted
Net earnings allocated to common shareholders	$168	$73

Weighted average common shares outstanding for basic	2,032,188	2,045,761
Add: dilutive effects of assumed exercise of stock options and stock awards	11,223	—

Weighted-average common shares outstanding for diluted	2,043,411	2,045,761

Diluted earnings per common share	$0.08	$0.04

At March 31, 2016 and 2015, there were 14,000 and 1,375 anti-dilutive stock options, respectively.

Employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At March 31, 2016 and 2015, there were 101,281 and 105,032 shares unearned from the employee stock ownership plan, respectively.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 6 — EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of March 31, 2016, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

For stock options, certain key employees and nonemployee directors were granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. During the three months ended March 31, 2016, there were no options, granted, vested, forfeited or exercised and 1,375 options with a strike price of $20.72 expired. Total unrecognized compensation expense for stock options was $87 as of March 31, 2016. Compensation expense totaled $6 and $7 for the three months ended March 31, 2016 and 2015, respectively. Management expects outstanding options to vest over the weighted average remaining vesting period of 3.3 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. During the three months ended March 31, 2016, there were 3,000 awards granted, and no awards vested, forfeited or expired. Total unrecognized compensation expense for awards was $455 as of March 31, 2016. Compensation expense totaled $33 and $34 for the three months ended March 31, 2016 and 2015, respectively. Management expects outstanding awards to vest over the weighted average remaining vesting period of 3.4 years.

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

Overview

We had net income of $172,000, or $0.08 per share, for the three months ended March 31, 2016 compared to net income of $75,000, or $0.04 per share, for the same period in 2015. The increase in net income for the three months ended March 31, 2016 compared to the prior year period was mainly attributable to a $75,000 decrease in the provision for loan losses, and an $85,000 decrease in non-interest expense, partially offset by a decrease in non-interest income as a result of $39,000 decline in gain on sale of securities and a $40,000 increase in income tax expense.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets. Total consolidated assets as of March 31, 2016 were $207.0 million, a decrease of $1.9 million, or 0.9%, from $208.9 million at December 31, 2015.  The decrease was due to declines in securities available-for-sale and net loans, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $5.1 million, or 17.1%, to $35.0 million at March 31, 2016 from $29.9 million at December 31, 2015. The primary reason for the increase in cash and cash equivalents was due to increased liquidity as a result of a $5.5 million decrease in the securities available-for-sale portfolio, a $1.2 million decrease in net loans, and a $1.9 million increase in deposits, partially offset by the repayment of maturing Federal Home Loan Bank (FHLB) advances of $3.0 million.

Securities available-for-sale decreased $5.5 million, or 10.9%, to $44.5 million at March 31, 2016 from $49.9 million at December 31, 2015.  The decrease was primarily due to securities available-for-sale principal repayments, calls and sales of $10.0 million exceeding new securities purchases of $4.0 million due to a lack of suitable reinvestment alternatives and an increase in the fair value of available-for-sale securities of $523,000 as a result of the decrease in interest rates during the three months ended March 31, 2016.

Net loans decreased $1.2 million, or 1.1%, to $113.3 million at March 31, 2016 from $114.4 million at December 31, 2015.  The decrease was primarily attributable to declines in our multifamily and commercial real estate and home equity loan portfolios during the three months ended March 31, 2016. Multifamily and commercial real estate loans declined $668,000, or 7.7%, to $8.0 million at March 31, 2016 from $8.7 million at December 31, 2015. Home equity loans decreased $294,000, or 4.6%, to $6.1 million at March 31, 2016 from $6.4 million at December 31, 2015. The decrease in the multifamily and commercial real estate loan portfolio was due to aggressive price competition for these loans in the Bank’s marketplace.

Liabilities. Total liabilities decreased $1.9 million, or 1.1%, to $173.6 million at March 31, 2016 from $175.4 million at December 31, 2015. The decrease in total liabilities was primarily due to declines in FHLB advances and advance payments by borrowers for taxes and insurance, partially offset by an increase in deposits.

Deposits. Total deposits increased $1.9 million, or 1.1%, to $167.5 million at March 31, 2016 from $165.6 million at December 31, 2015. Money market accounts increased $1.4 million, or 22.5%, to $6.4 million at March 31, 2016 from $5.0 million at December 31, 2015 due to an increase in municipal deposits. Passbook account balances grew $752,000, or 1.1%, to $70.2 million at March 31, 2016 from $69.5 million at December 31, 2015. NOW and checking account balances increased $535,000, or 1.5%, to $35.0 million at March 31, 2016 from $34.5 million at December 31, 2015. The increase in our money market accounts and lower cost core deposits, which we consider being our passbook, NOW and checking accounts, were partially offset by a decrease in our certificates of deposit. Higher cost certificates of deposit decreased $881,000, or 1.6%, to $55.8 million at March 31, 2016 from $56.7 million at December 31, 2015. The decline in the balance of certificates of deposit was attributable to legacy certificate of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates.

FHLB Advances. FHLB of Chicago advances decreased $3.0 million, or 60.0%, to $2.0 million at March 31, 2016 from $5.0 million at December 31, 2015.  We repaid our maturing FHLB advance of $3.0 million with a weighted average interest rate of 2.71% during the three months ended March 31, 2016. The remaining $2.0 million FHLB of Chicago advance at March 31, 2016 carries a fixed rate of 2.32% and matures in May 2016.

ESOP Repurchase Obligation. The ESOP repurchase obligation increased $159,000, or 16.0% to $1.15 million at March 31, 2016 from $993,000 at December 31, 2015. The increase was primarily due to an increase in the market value of the vested portion of the common stock held in the ESOP.

Stockholders’ Equity. Total stockholders’ equity decreased $159,000, or 0.5%, to $32.3 million at March 31, 2016 from $32.5 million at December 31, 2015. The Company repurchased 29,400 common shares at an average price of $14.54 per share from the third stock repurchase program for a total cost of $427,000 and paid cash dividends on common stock of $102,000 which were partially offset by net income of $172,000 and a decrease in the unrealized loss on securities classified as available-for-sale of $318,000 for the three months ended March 31, 2016. In addition, an increase in the ESOP repurchase obligation resulted in a $159,000 decrease in stockholders’ equity. Book value per share was $14.92 at March 31, 2016 as compared to $14.82 at December 31, 2015.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2016	2015
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	573	381
Non-accrual loans (excludes troubled debt restructurings)	1,078	942
Total non-performing loans	$1,651	$1,323
Other real estate owned	307	307

Total non-performing assets	$1,858	$1,630

Non-performing assets to total assets	0.90%	0.78%
Non-performing loans to total loans	1.45	1.15
Allowance for loan losses to non-performing loans	54.61	74.68
Allowance for loan losses to total loans	0.79	0.86

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $1.9 million, or 0.90% of total assets, as of March 31, 2016 and $1.6 million, or 0.78% of total assets, as of December 31, 2015. The increase in nonperforming assets during the quarter was primarily due to an increase in nonaccrual loans with three loans aggregating $457,000 being placed on nonaccrual during the quarter. Net charge-offs for the three months ended March 31, 2016 and March 31, 2015 were $27,000 and $48,000 respectively. The allowance for loan losses totaled $901,000 at March 31, 2016 and $988,000 at December 31, 2015.  This represents a ratio of the allowance for loan losses to total loans of 0.79% at March 31, 2016 and 0.86% at December 31, 2015. The slight decrease in the allowance for loan losses to total loans was due to a decline in the historical loss factors on multi-family and commercial real estate loans collectively evaluated for impairment, a $3.3 million decrease in the level of classified assets which have higher loss factors assigned, and the continued reduced risk profile of the loan portfolio.

At March 31, 2016, we had 24 one- to four-family residential loans, one home equity loan, and four multifamily and commercial real estate loans with an aggregate principal balance of $1.7 million, none of which had an individual principal balance in excess of $500,000 on nonaccrual status. At December 31, 2015, we had 26 one-to four-family residential loans and home equity lines of credit with an aggregate principal balance of $973,000 and had three commercial real estate loans with an aggregate principal balance of $350,000 on non-accrual.

At March 31, 2016, we had 10 one- to four-family residential loans and four multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million, of which $573,000 was on non-accrual status. At December 31, 2015, we had 11 one-to four- family residential loans and four commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million of which $381,000 was on non-accrual status.

At December 31, 2015, we had a $3.5 million commercial real estate loan secured by a golf course located in Flossmoor, Illinois which was performing in accordance with its terms and was on accrual status but was classified as substandard. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined that the borrower’s improved financial condition supports the expected full collection of principal and interest. As a result, the loan was classified as a pass credit as of March 31, 2016.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these loans and other real estate owned properties in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General.  Net income for the three months ended March 31, 2016 was $172,000 an increase of $97,000 or 129.7%, compared to net income of $75,000 for the three months ended March 31, 2015. The increase was mainly attributable to a decline in the provision for loan losses of $75,000, and an $85,000 decrease in non-interest expense, partially offset by a decrease in non-interest income primarily due to a $39,000 decline in gain on sale of securities and a $40,000 increase in income tax expense.

Net Interest Income.  Net interest income increased by $19,000 to $1.1 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was due to a 10 basis points, or 4.4% improvement in the net interest margin to 2.36% for the three months ended March 31, 2016 compared to 2.26% for the same period in 2015, partially offset by a 2.8% decline in average interest-earning assets.

Interest Income.  Total interest income was stable at $1.3 million for the three months ended March 31, 2016 and 2015.  The slight decrease was primarily due to a $5.6 million, or 2.8% decrease in average interest-earning assets, partially offset by a four basis point increase in the average yield on interest-earning assets to 2.69% for the three months ended March 31, 2016 as compared to 2.65% for the same period in 2015. The decline in the average balance of interest-earning assets was primarily due to using the proceeds from calls and repayments of lower yielding securities available-for-sale portfolio and deposit inflows for funding the repayment of maturing FHLB advances.

Interest income from loans decreased by $33,000, or 2.9%, to $1.1 million for the three months ended March 31, 2016, compared to the same period in 2015. The decline in interest income from loans was due to an 11 basis points decrease in the average yield on loans to 3.78% for the three months ended March 31, 2016 from 3.89% for the same period in 2015. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding multifamily and commercial real estate loans as a result of the prolonged low interest rate environment.

Interest income from securities decreased $4,000, or 2.3%, to $171,000 for the three months ended March 31, 2016, from $175,000 for the three months ended March 31, 2015.  The decrease primarily resulted from a $7.5 million, or 13.8% decrease in the average securities balance, partially offset by a 17 basis points increase in the average securities yield for the three months ended March 31, 2016 as compared to the same period in 2015, as proceeds from maturing securities were used to repay FHLB advances.  The average yield on securities increased to 1.45% for the three months ended March 31, 2016 from 1.28% for the same period in 2015.

Interest Expense.  Interest expense decreased by $36,000, or 31.9%, to $159,000 for the three months ended March 31, 2016, from $195,000 for the same period in 2015.  The primary reasons for the decrease were due to the $6.9 million, or 4.5% decrease in the average balance of interest- bearing liabilities and an eight basis points decline in the average interest rate paid for interest-bearing liabilities.

Average interest bearing liabilities were $147.3 million and $154.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease was primarily due to the repayment of maturing FHLB advances and lower deposit balances.

Interest expense on deposits decreased by $7,000, or 4.8%, to $139,000 for the three months ended March 31, 2016, from $146,000 for the same period in 2015. Our average cost of deposits decreased one basis point to 0.39% for the three months ended March 31, 2016 from 0.40% for the three months ended March 31, 2015. Average interest-bearing deposit balances decreased $2.4 million to $143.8 million for the three months ended March 31, 2016, from $146.2 million for the same period in 2015 due primarily to a $5.5 million decrease in the average balance of certificates of deposit and a $1.8 million decrease in the average balance of money market accounts, partially offset by a $4.0 million increase in the average balance of passbook accounts.  The decrease in the average balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-price to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates.

Interest expense on FHLB advances decreased $29,000, or 59.2%, to $20,000 for the three months ended March 31, 2016, from $49,000 for the same period in 2015. The primary reason for the decrease was a $4.5 million, or 56.3% decrease in the average balance of FHLB of Chicago advances due to the repayment of maturing FHLB advances, and a 16 basis point decrease in the average cost of FHLB advances to 2.29% for the three months ended March 31, 2016 due to the payoff of higher cost advances.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The table on the following page sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended March 31, 2016 and 2015. All average balances are monthly average balances. No tax equivalent adjustments were made.  Non-accruing loans have been included in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$29,112	$36	0.49%	$26,690	$17	0.25%
Securities	47,136	171	1.45	54,652	175	1.28
Loans receivable	114,976	1,086	3.78	115,048	1,119	3.89

FHLB common stock	1,291	3	0.93	1,768	2	0.45
Total interest-earning assets	192,515	1,296	2.69	198,158	1,313	2.65
Total non-interest-earning assets	15,391			16,625
Total assets	$207,906			$214,783

Interest-bearing liabilities:
Passbook accounts	$69,645	31	0.18%	$65,641	25	0.15%
NOW accounts	11,419	—	—	10,573	—	—
Money market accounts	6,343	3	0.19	8,128	—	—
Certificates of deposit	56,398	105	0.74	61,858	121	0.78
Total deposits	143,805	139	0.39	146,195	146	0.40
FHLB of Chicago advances	3,500	20	2.29	8,000	49	2.45
Total interest-bearing liabilities	147,305	159	0.43	154,195	195	0.51
Non-interest-bearing demand deposits-checking accounts	$22,583			$22,072
Other liabilities	5,541			5,508
Total liabilities	175,429			181,775
Stockholders’ Equity	32,477			33,008
Total liabilities and stockholders’ equity	$207,906			$214,783

Net interest income		$1,137			$1,118
Net interest rate spread (1)			2.26%			2.14%
Net interest-earning assets (2)	$45,210			$43,963
Net interest margin (3)			2.36%			2.26%
Average interest-earning assets to average interest-bearing liabilities	130.69%			128.51%

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

(4)         Annualized.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a $60,000 credit to the provision for loan losses for the three months ended March 31, 2016 and a $15,000 provision for the three months ended March 31, 2015. The credit provision was due to a decline in historical loss factors, reduction in the level of substandard assets and having net charge-offs for the current quarter of $27,000 compared to $48,000 in 2015. The allowance for loan losses was $901,000, or 0.79% of total loans, at March 31, 2016 compared to $988,000, or 0.86% of total loans, at December 31, 2015. The decrease in the allowance for loan losses as a percentage of total loans was due to a decline in the historical loss factors on one- to-four family, multifamily and commercial real estate loans collectively evaluated for impairment, a $3.3 million decrease in loans classified as substandard which have higher loss factors assigned, and the continued reduced risk profile of the loan portfolio,

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize and provide for losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of March 31, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $42,000 to $177,000 for the three months ended March 31, 2016, from $219,000 for the three months ended March 31, 2015. The decrease was primarily due to a $39,000 decrease in gain on securities sales due to less sales activity in 2016.

Non-Interest Expense.  Non-interest expense decreased $85,000, or 6.9%, to $1.1 million for the three months ended March 31, 2016, as compared to the same period in 2015.  The decrease was primarily due to a $38,000 decrease in compensation and employee benefits expense, a $23,000 decline in professional and regulatory expense, and a $23,000 decrease in other real estate owned expense/impairment.

Compensation and employee benefits expense decreased $38,000, or 6.3% to $565,000 for the three months ended March 31, 2016, from $603,000 for the same period in 2015. The primary reasons for the decrease were lower compensation expense related to reduced headcount, and decreases in medical insurance, payroll tax and stock related compensation expenses.

Professional and regulatory expense decreased $23,000 to $70,000 for the three months ended March 31, 2016 from $93,000 for the same period in 2015. The decrease was primarily due to lower legal, audit and SEC reporting fees.

Other real estate owned expense/impairment decreased $23,000 to $6,000 for the three months ended March 31, 2016, from $29,000 for the three months ended March 31, 2015. The decrease was primarily due to lower carrying costs primarily due to the sale in the fourth quarter of 2015 of the Bank’s largest other real estate owned property.

Income Tax Expense.  We recorded an income tax expense of $62,000 for the three months ended March 31, 2016 compared to income tax expense of $22,000 for the three months ended March 31, 2015. The increase in the income tax expense was primarily due to the $137,000 increase in income before income taxes for the first quarter of 2016 compared to the same period in 2015.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 42.4% and 42.7% for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, to fund the repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Reserve Bank of Chicago amounted to $32.1 million at March 31, 2016 and $26.7 million at December 31, 2015.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts, along with advances from the FHLB of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Chicago and JP Morgan Chase which provides an additional source of funds.  At March 31, 2016, we had $2.0 million in advances outstanding and were eligible to borrow an additional $70.0 million from the FHLB of Chicago. At March 31, 2016, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.  The $2.0 million in FHLB advances outstanding at March 31, 2016 mature in May 2016.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $113,000 for the three months ended March 31, 2016 compared to the $493,000 used in the three months ended March 31, 2015. The increase in cash provided by operating activities in 2016 compared to used in 2015 was primarily due to 2015 period including a $540,000 reduction in dividend payable related to the special $.25 cash dividend declared in 2014 and paid in the first quarter of 2015, and higher net income in the March 31, 2016 quarter compared to the prior year period.

Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, was $7.2 million for the three months ended March 31, 2016. Net cash provided by investing activities was $28,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we purchased $4.0 million and sold $3.2 million in securities classified as available-for sale, and during the three months ended March 31, 2015, we purchased $7.0 million and sold $3.3 million in securities classified as available-for-sale.

Net cash used in financing activities, consisting primarily of deposit account activity, FHLB advance and stock activity, repurchases of the Company’s common stock, and dividends paid to our stockholders, was $2.2 million and $7.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in cash used in the 2016 period was primarily due to $4.0 million in lower FHLB advance repayments.

At March 31, 2016, we had outstanding commitments of $2.3 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At March 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $29.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at March 31, 2016 was 43.7%.

Regulatory Capital

Prior to 20105, capital requirements did not apply to savings and loan holding companies. Beginning in 2015, as the Company is a Small Savings and Loan Holding Company under the Federal Reserve’s policy statement with consolidated assets under $1 billion, regulatory capital requirements apply only to the Bank. The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, a Capital Conservation Buffer (CCB) requirement became effective for banking organizations. The CCB is designed to establish a capital range above minimum requirements to insure banks from periods of stress and impose constraints on distributions and discretionary bonus payments if capital levels fall below the institution- specific capital buffer level. The CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The net unrealized gain or loss on available for sale securities, is not included in the computation of regulatory capital. Management believes as of March 31, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

At March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action capital ratios.  The following table summarizes the Bank’s capital amounts and ratios, together with capital adequacy requirements including the related CCB, under regulatory requirements as of March 31, 2016, and December 31, 2015:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized under Regulatory Requirements
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital to risk-weighted assets	$29,063	34.21%	$7,326	8.625%	$8,494	10.0%
Tier I (core) capital to risk- weighted assets	28,162	33.15	5,628	6.625	6,796	8.0
Common equity tier I capital to risk-weighted assets	28,162	33.15	4,353	5.125	5,521	6.5
Tier I (core) capital to adjusted total assets	28,162	13.76	9,464	4.625	10,231	5.0

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized under Regulatory Requirements
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital to risk-weighted assets	$28,878	33.16%	$6,967	8.0%	$8,709	10.0%
Tier I (core) capital to risk- weighted assets	27,890	32.03	5,225	6.0	6,967	8.0
Common equity tier I capital to risk-weighted assets	27,890	32.03	3,919	4.5	5,661	6.5
Tier I (core) capital to adjusted total assets	27,890	13.42	8,313	4.0	10,391	5.0

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

	March 31,		December 31,
	2016		2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$2,131	$150	$2,920	$—
Unused lines of credit and letters of credit	180	7,685	165	7,520

Commitments to make loans are generally made for periods of 120 days or less.  At March 31, 2016, the fixed rate loan commitments had interest rates ranging from 2.75% to 4.50% and the commitments are to extend credit ranging from 10 to 30 years. The variable rate loan commitments are for home equity lines of credit tied to the prime rate at an initial rate of 3.50% for a term of 5 years.

For the three months ended March 31, 2016 and the year ended December 31, 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At March 31, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2015, the Board of Directors of the Company adopted a third stock repurchase program. Under the repurchase program, the Company may purchase up to 110,000 shares of its common stock, or approximately 5.0% of its then outstanding shares.

The Company’s stock repurchases for the three months ended March 31, 2016 were as follows:

Period	Total # of share purchased	Average price paid per share	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased
January 1 - 31, 2016	12,200	$14.59	12,200	95,526
February 1 — 29, 2016	17,200	$14.50	17,200	78,326
March 1 — 31, 2016	—	$—	—	78,326
Total	29,400	$14.54	29,400	78,326

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
101

The following materials from AJS Bancorp, Inc.’s Form 10-Q report for the quarter ended March 31, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus

Thomas R. Butkus,

Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2016

By:	/s/ Jerry A. Weberling

Jerry A. Weberling,

Executive Vice President and
Chief Financial Officer

Date: May 13, 2016