Form 10-Q
period 2016-06-30
AJS Bancorp, Inc.
filed 2016-08-12
CIK 1576336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant had 2,150,718 common shares outstanding at August 11, 2016

AJS BANCORP, INC.

FORM 10-Q

AJS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2016 AND DECEMBER 31, 2015

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$31,485	$29,922
Securities available-for-sale	45,847	49,942
Securities held-to-maturity (fair value: 2016 -$276; 2015 - $332)	274	326
Loans, net (allowance: 2016 – $864; 2015 - $988)	109,959	114,423
Federal Home Loan Bank stock	598	1,291
Premises and equipment	3,349	3,464
Bank-owned life insurance	5,989	5,896
Other real estate owned	40	307
Accrued interest receivable	412	434
Receivable due from broker	2,106	—
Other assets	2,531	2,930
Total assets	$202,590	$208,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$164,440	$165,649
Federal Home Loan Bank advances	—	5,000
Advance payments by borrowers for taxes and insurance	1,999	2,135
Other liabilities and accrued interest payable	2,657	2,659
Total liabilities	169,096	175,443
Employee Stock Ownership Plan (ESOP) repurchase obligation	1,051	994
Stockholders’ equity
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 2,154,718 shares outstanding at June 30, 2016 and 2,193,440 shares outstanding at December 31, 2015	22	22
Additional paid-in capital	12,745	13,352
Retained earnings	20,922	20,802
Accumulated other comprehensive income (loss)	189	(221)
Unearned stock awards	(422)	(444)
Unearned ESOP shares	(1,013)	(1,013)
Total stockholders’ equity	32,443	32,498
Total liabilities and stockholders’ equity	$202,590	$208,935

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$1,057	$1,121	$2,143	$2,240
Securities	161	169	332	344
Interest-earning deposits	42	16	81	35
Total interest income	1,260	1,306	2,556	2,619
Interest expense:
Deposits	137	148	275	294
Federal Home Loan Bank advances	5	32	26	81
Total interest expense	142	180	301	375
Net interest income	1,118	1,126	2,255	2,244
Provision (credit) for loan losses	(50)	115	(110)	130
Net interest income after provision (credit) for loan losses	1,168	1,011	2,365	2,114
Non-interest income:
Service fees	70	74	134	141
Rental income	17	19	35	38
Earnings on bank-owned life insurance	47	48	93	96
Security gains	37	—	72	74
Other real estate owned gains (losses)	(4)	—	(4)	(19)
Other	34	33	47	63
Total non-interest income	201	174	377	393
Non-interest expense:
Compensation and employee benefits	581	595	1,146	1,198
Occupancy expense	210	181	401	365
Data processing expense	87	87	176	177
Advertising and promotion	8	11	23	22
Professional and regulatory	84	89	154	182
Postage and supplies	18	22	45	47
Bank security	33	32	60	60
Federal deposit insurance	30	49	67	96
Other real estate owned (income) expense/impairment	(14)	208	(9)	237
Other	107	113	220	228
Total non-interest expense	1,144	1,387	2,283	2,612
Income (loss) before income taxes	225	(202)	459	(105)
Income tax expense (benefit)	75	(94)	137	(72)
Net income (loss)	$150	$(108)	$322	$(33)
Earnings (loss) per share:
Basic	$0.07	$(0.05)	$0.15	$(0.02)
Diluted	$0.07	$(0.05)	$0.15	$(0.02)

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$150	$(108)	$322	$(33)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	187	(310)	745	(153)
Reclassification adjustment for (gains) losses included in net income	(37)	—	(72)	(74)
Related income tax (expense) benefit	(58)	122	(263)	88
Total other comprehensive income (loss)	92	(188)	410	(139)
Comprehensive income (loss)	$242	$(296)	$732	$(172)

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$322	$(33)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	121	102
Provision (credit) for loan losses	(110)	130
Net amortization of securities	97	124
Stock award and option expense	79	80
Earnings on bank-owned life insurance	(93)	(96)
(Gain) loss on sale of securities available-for-sale	(72)	(74)
(Gain) loss on the sale of other real estate owned	4	19
Other real estate owned impairment	—	205
Changes in:
Accrued interest receivable and other assets	(1,948)	(112)
Accrued interest payable and other liabilities	(2)	(428)
Net cash used in operating activities	(1,602)	(83)
Cash flows from investing activities:
Securities available-for-sale
Purchases	(9,000)	(14,958)
Sales	5,347	3,306
Calls, maturities and principal payments	8,448	13,778
Loan originations, purchases and repayments, net	4,574	(2,906)
Proceeds from sale of other real estate	263	455
Redemption of FHLB stock	693	477
Improvements to other real estate owned	—	(12)
Purchase of equipment, net	(6)	(19)
Net cash provided by investing activities	10,319	121
Cash flows from financing activities:
Net change in deposits	(1,209)	(926)
Maturities of FHLB advances	(5,000)	(7,000)
Repurchase of common stock	(607)	(279)
Dividends paid on common stock	(202)	(205)
Net change in advance payments by borrowers for taxes and insurance	(136)	(10)
Net cash used in financing activities	(7,154)	(8,420)

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	June 30,
	2016	2015
Net change in cash and cash equivalents	1,563	(8,382)
Cash and cash equivalents at beginning of year	29,922	32,898
Cash and cash equivalents at end of period	$31,485	$24,516
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$312	$569
Income taxes	5	—
Supplemental noncash disclosures:
Transfers from loans to real estate owned	$—	$319
Receivable due from broker	2,106	—

See accompanying notes to consolidated unaudited financial statements.

AJS BANCORP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Stock	ESOP
	Stock	Capital	Earnings	Income (Loss)	Awards	Shares	Total

Balance at January 1, 2015	$22	$13,731	$21,126	$(20)	$(596)	$(1,050)	$33,213
Allocation of stock awards of 6,000 shares		89	—	—	(89)	—	—
Forfeited stock awards of 9,612 shares	—	(115)	—	—	115	—	—
Issuance of 863 shares for exercise of 4,200 stock options, net of 3,337 shares surrendered	—	—	—	—	—	—	—
Stock awards earned	—	—	—	—	126	—	126
Stock options compensation	—	26	—	—	—	—	26
Common stock repurchases of 20,657 shares	—	(310)	—	—	—	—	(310)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(85)	—	—	—	—	(85)
Net income	—	—	86	—	—	—	86
Cash dividends of $0.20	—	—	(410)	—	—	—	(410)
Other comprehensive income	—	—	—	(201)	—	—	(201)
ESOP shares earned	—	16	—	—	—	37	53
Balance at December 31, 2015	$22	$13,352	$20,802	$(221)	$(444)	$(1,013)	$32,498

Allocation of stock awards of 3,000 shares	—	44	—	—	(44)	—	—
Stock awards earned	—	—	—	—	66	—	66
Stock options compensation	—	13	—	—	—	—	13
Common stock repurchases of 41,722 shares	—	(607)	—	—	—	—	(607)
Reclassification due to changes in fair value of common stock in ESOP subject to contingent repurchase obligation	—	(57)	—	—	—	—	(57)
Net income	—	—	322	—	—	—	322
Cash dividends of $0.10	—	—	(202)	—	—	—	(202)
Other comprehensive income	—	—	—	410	—	—	410
Balance at June 30, 2016	$22	$12,745	$20,922	$189	$(422)	$(1,013)	$32,443

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.” The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. The update amends the accounting for credit losses on available-for-sale securities (“AFS”), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 1 -BASIS OF PRESENTATION AND CONSOLIDATION (Continued)

modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$14,265	$10	$(3)	$14,272
Residential agency mortgage-backed	31,273	307	(5)	31,575
Total	$45,538	$317	$(8)	$45,847

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$10,265	$—	$(50)	$10,215
Residential agency mortgage-backed	40,041	75	(389)	39,727
Total	$50,306	$75	$(439)	$49,942

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost, unrecognized gains and losses, and fair values of securities held-to-maturity were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$4	$—	$—	$4
State and municipal	270	2	—	272
Total	$274	$2	$—	$276

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Residential agency mortgage-backed	$6	$—	$—	$6
State and municipal	320	6	—	326
Total	$326	$6	$—	$332

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Expected maturities of securities at June 30, 2016 were as follows.  Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$12,265	$12,275	$270	$272
Due after five years through ten years	—	—	—	—
Due after 10 years	2,000	1,997
Residential agency mortgage-backed	31,273	31,575	4	4
Total	$45,538	$45,847	$274	$276

Securities with a carrying value of approximately $8,043 and $8,504 at June 30, 2016 and December 31, 2015, respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

The proceeds from sales of securities and the associated gains for the three and six months ended June 30, 2016 and 2015 are listed below:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015
Proceeds from sale	$2,106	$5,347	$—	$3,306
Gross realized gains	37	72	—	74

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government- sponsored entities	$1,997	$(3)	$—	$—	$1,997	$(3)
Residential agency mortgage-backed	1,440	(2)	3,940	(3)	5,380	(5)
Total temporarily impaired	$3,437	$(5)	$3,940	$(3)	$7,377	$(8)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government- sponsored entities	$10,215	$(50)	$—	$—	$10,215	$(50)
Residential agency mortgage-backed	16,516	(117)	12,969	(272)	29,485	(389)
Total temporarily impaired	$26,731	$(167)	$12,969	$(272)	$39,700	$(439)

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

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS

Loans were as follows:

	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Mortgage:
One-to-four family	$97,535	88.1%	$100,127	86.9%
Multi-family and commercial	7,889	7.1	8,663	7.5
Home equity	5,201	4.7	6,408	5.5
Consumer and other	74	0.1	76	0.1
	110,699	100.0%	115,274	100.0%
Allowance for loan losses	(864)		(988)
Net deferred costs and other	124		137

Loans, net	$109,959		$114,423

The following tables present the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2016
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$709	$176	$16	$—	$901
Provision for loan losses	20	(70)	—	—	(50)
Charge-offs	(13)	—	—	—	(13)
Recoveries	12	14	—	—	26

Total ending allowance balance	$728	$120	$16	$—	$864

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	For the Six Months Ended June 30, 2016
		Multi-family
	One–to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$722	$250	$16	$—	$988
Provision for loan losses	35	(145)	—	—	(110)
Charge-offs	(48)	—	—	—	(48)
Recoveries	19	15	—	—	34
Total ending allowance balance	$728	$120	$16	$—	$864

	For the Three Months Ended June 30, 2015
		Multi-family
	One–to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$816	$233	$21	$—	$1,070
Provision for loan losses	135	(19)	(1)	—	115
Charge-offs	(107)	—	—	—	(107)
Recoveries	2	—	—	—	2
Total ending allowance balance	$846	$214	$20	$—	$1,080

	For the Six Months Ended June 30, 2015
		Multi-family
	One-to-Four	and	Home	Consumer
	Family	Commercial	Equity	and Other	Total
Allowances for loan losses:
Beginning balance	$822	$259	$22	$—	$1,103
Provision for loan losses	172	(40)	(2)	—	130
Charge-offs	(152)	(7)	—	—	(159)
Recoveries	4	2	—	—	6
Total ending allowance balance	$846	$214	$20	$—	$1,080

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2016
		Multi-Family		Consumer
	One–to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$206	$—	$—	$—	$206
Loans collectively evaluated for impairment	522	120	16	—	658
Total ending allowance balance	$728	$120	$16	$—	$864
Loans:
Loans individually evaluated for impairment	$1,841	$665	$—	$—	$2,506
Loans collectively evaluated for impairment	95,694	7,224	5,201	74	108,193
Total ending loans balance	$97,535	$7,889	$5,201	$74	$110,699

	December 31, 2015
		Multi-Family		Consumer
	One–to-Four	and	Home	and
	Family	Commercial	Equity	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$211	$—	$—	$—	$211
Loans collectively evaluated for impairment	511	250	16	—	777
Total ending allowance balance	$722	$250	$16	$—	$988
Loans:
Loans individually evaluated for impairment	$1,577	$684	$—	$—	$2,261
Loans collectively evaluated for impairment	98,550	7,979	6,408	76	113,013
Total ending loans balance	$100,127	$8,663	$6,408	$76	$115,274

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3- LOANS (Continued)

	As of June 30, 2016			As of December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
One–to-four family	$676	$607	$—	$400	$333	$—
Multi-family and commercial	974	665	—	983	684	—
Home equity	—	—	—			—
Consumer and other	—	—	—	—	—	—
Subtotal	1,650	1,272	—	1,383	1,017	—
With an allowance recorded:
One–to-four family	1,274	1,234	206	1,282	1,244	211
Multi-family and commercial	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,274	1,234	206	1,282	1,244	211
Total	$2,924	$2,506	$206	$2,665	$2,261	$211

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One–to-four family	$460	$2	$—	$294	$4	$—
Multi-family and commercial	670	6	—	713	—	6
Home equity	—	—	—		—	—
Consumer and other	—	—	—		—	—
Subtotal	1,130	8	—	1,007	4	6

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
One–to-four family	1,237	12	—	1,258	12	—
Multi-family and commercial	—	—	—	—	—	—
Home equity	—	—	—		—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,237	12	—	1,258	12	—
Total	$2,367	$20	$—	$2,265	$16	$6

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Average	Interest	Cash	Average	Interest	Cash
	Recorded	Income	Basis	Recorded	Income	Basis
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
One–to-four family	$408	$4	$—	$295	$9	$—
Multi-family and commercial	680	12	—	775	—	12
Home equity	—	—	—	—	—	—
Subtotal	1,088	16	—	1,070	9	12

With an allowance recorded:
One–to-four family	1,242	26	—	1,261	27	—
Multi-family and commercial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Subtotal	1,242	26	—	1,261	27	—
Total	$2,330	$42	$—	$2,331	$36	$12

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

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
One–to-four family	$1,329	$968	$—	$—
Multi-family and commercial	557	350	—	—
Home equity	5	5	—	—
Consumer and other	—	—	—	—
Total	$1,891	$1,323	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans:

	June 30, 2016
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One–to-four family	$429	$94	$513	$1,036	$96,499	$97,535
Multi-family and commercial	—	197	224	421	7,468	7,889
Home equity	19	—	—	19	5,182	5,201
Consumer and other	—	—	—	—	74	74
Total	$448	$291	$737	$1,476	$109,223	$110,699

	December 31, 2015
	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
One-to-four family	$833	$159	$330	$1,322	$98,805	$100,127
Multi-family and commercial	297	—	—	297	8,366	8,663
Home equity	18	—	5	23	6,385	6,408
Consumer and other	—	—	—	—	76	76
Total	$1,148	$159	$335	$1,642	$113,632	$115,274

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

Troubled debt restructurings by accrual status and specific reserves allocated to troubled debt restructurings were as follows:

	June 30,	December 31,
	2016	2015
Accrual status	$1,554	$1,880
Non-accrual status	952	381
	2,506	2,261
Specific reserves allocated	(206)	(211)
Net	$2,300	$2,050

No additional loan commitments were outstanding to these borrowers at June 30, 2016 and December 31, 2015. Loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring, but no earlier than six months.

The following tables’ present loans by class modified as troubled debt restructurings due to extending maturity dates that occurred during the three and six months ended June 30, 2016 and 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
June 30, 2016
One-to–four family	1	$295	$297
Multi-family and commercial	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	1	$295	$297

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 3 - LOANS (Continued)

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
June 30, 2015
One-to–four family	1	$217	$219
Multi-family and commercial	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	1	$217	$219

The recorded investments increased due to real estate taxes and closing costs. The troubled debt restructuring described above was evaluated for impairment prior to modification, did not result in an increase in the allowance for loan losses upon modification, and resulted in no additional charge-offs for the three and six months ended June 30, 2016 and 2015.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2016. There was one troubled debt restructuring in the amount of $202 for which there was a payment default during the three and six months ended June 30, 2016.

The terms of certain other loans were modified during the three and six months ended June 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loan balances were not material in the three and six months ended June 30, 2016 and 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2016 and December 31, 2015, the risk category of loans by class of loans was as follows:

	June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
One –to- four family	$96,206	$—	$1,329	$—	$97,535
Multi-family and commercial	5,393	130	2,366	—	7,889
Home equity	5,196	—	5	—	5,201
Consumer and other	74	—	—	—	74
Total	$106,869	$130	$3,700	$—	$110,699

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

At June 30, 2016 and December 31, 2015, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

June 30, 2016
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$14,272	$—	$14,272	$—
Residential agency mortgage-backed	31,575	—	31,575	—

December 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale
U.S. government-sponsored entities	$10,215	$—	$10,215	$—
Residential agency mortgage-backed	39,727	—	39,727	—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and the year ended December 31, 2015.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following tables set forth the Company’s assets that were measured at fair value on a non-recurring basis:

June 30, 2016
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Other real estate owned:
One—to-four family	$40	$—	$—	$40
Multi-family and commercial	—	—	—	—

December 31, 2015
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Other real estate owned:
One-to-four family	$144	$—	$—	$144
Multi-family and commercial	163	—	—	163

At June 30, 2016, other real estate owned, which is carried at fair value less estimated costs to sell, had a carrying amount of $40. At December 31, 2015, other real estate owned had a carrying amount of $307, net of a valuation allowance of $3.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	June 30, 2016
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Other real estate owned:
One-to-four family	$40	Sales comparison approach	Adjustment for differences between the comparable sales	0.00-11.7% (-0.18%)

	December 31, 2015
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)

Other real estate owned:
One-to-four family	$144	Sales comparison approach	Adjustment for differences between the comparable Sales	0.0-15.8% (5.6%)
Multi-family and commercial	163	Sales comparison approach	Adjustment for differences between the comparable sales	0.0-24.7% (11.7%)

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 4 - FAIR VALUES (Continued)

The carrying amount and estimated fair value of financial instruments not previously presented were as follows.

	June 30, 2016
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$31,485	$31,485	$—	$—	$31,485
Securities held-to-maturity	274	—	276	—	276
Loans, net	109,959	—	—	112,631	112,631
FHLB stock	598	N/A	N/A	N/A	N/A
Accrued interest receivable	412	—	41	371	412

Financial liabilities
Non-interest-bearing deposits	$22,129	$22,129	$—	$—	$22,129
Interest-bearing deposits	142,311	87,080	55,507	—	142,587
Advances from borrowers for taxes	1,999	—	1,999	—	1,999
Accrued interest payable	1	—	1	—	1

	December 31, 2015
	Carrying	Fair Value Measurements Using:
	Amount	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$29,922	$29,922	$—	$—	$29,922
Securities held-to-maturity	326	—	332	—	332
Loans, net (less impaired loans)	114,423	—	—	112,263	112,263
FHLB stock	1,291	N/A	N/A	N/A	N/A
Accrued interest receivable	434	—	27	407	434

Financial liabilities
Non-interest-bearing deposits	$23,132	$23,132	$—	$—	$23,132
Interest-bearing deposits	142,517	85,789	56,771	—	142,560
FHLB advances	5,000	—	5,023	—	5,023
Advances from borrowers for taxes	2,135	—	2,135	—	2,135
Accrued interest payable	11	—	11	—	11

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

The table below calculates the earnings per share for the three months and six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	June 30,		June 30,
	2016	2015	2016	2015

Basic
Net income	$150	$(108)	$322	$(33)
Distributed earnings allocated to participated securities	(2)	(3)	(5)	(5)
Undistributed earnings allocated to participated securities	(1)	6	(2)	6
Net earnings allocated to common shareholders	$147	$(105)	$315	$(32)

Weighted average common shares outstanding including participating securities	2,057,323	2,093,418	2,093,121	2,097,723
Less: Participating securities	(41,134)	(51,935)	(42,449)	(54,077)
Weighted-average common shares outstanding for basic	2,016,189	2,041,483	2,050,672	2,043,646
Basic earnings per common share	$0.07	$(0.05)	$0.15	$(0.02)

Diluted
Net earnings allocated to common stock	$147	$(105)	$315	$(32)
Weighted average common shares outstanding for basic	2,016,189	2,041,483	2,050,672	2,043,646
Add: dilutive effects of assumed exercise of stock options and stock awards	13,077	11,042	12,603	8,673
Weighted-average common shares outstanding for diluted	2,029,266	2,052,525	2,063,275	2,052,319
Diluted earnings per common share	$0.07	$(0.05)	$0.15	$(0.02)

At June 30, 2016 and 2015, there were 14,000 and 1,375 anti-dilutive stock options, respectively.

Employee stock ownership plan shares are considered outstanding for this calculation unless unearned. At June 30, 2016 and 2015, there were 101,281 and 105,032 shares unearned from the employee stock ownership plan, respectively.

AJS BANCORP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and share data)

NOTE 6 — EQUITY INCENTIVE PLAN

The Company’s 2014 Equity Incentive Plan provides for grants of stock options, stock awards, stock units, awards, performance stock awards, stock appreciations rights, and other equity-based awards to key employees and nonemployee directors. As of June 30, 2016, the Company has only granted stock options and stock awards. The Company recognizes stock compensation costs for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.

For stock options, certain key employees and nonemployee directors were granted options to purchase shares of the Company’s common stock at fair value at the date of the grant (exercise price). The options become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. Compensation cost is determined by estimating the fair value of the option on the date of the grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. During the six months ended June 30, 2016, there were no options granted, forfeited or exercised and 19,424 options vested and 1,375 options with a strike price of $20.72 expired. Total unrecognized compensation expense for stock options was $80 as of June 30, 2016. Compensation expense totaled $13 and $14 for the six months ended June 30, 2016 and 2015, respectively. Management expects outstanding options to vest over the weighted average remaining vesting period of 3.1 years.

For stock awards, the compensation cost is based on the grant date fair value of the award (as determined by quoted market prices) and is recognized over the vesting period. The Company’s stock awards vest based on a service period of five years. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. During the six months ended June 30, 2016, there were 3,000 awards granted, 8,848 awards vested, and no awards forfeited or expired. Total unrecognized compensation expense for awards was $422 as of June 30, 2016. Compensation expense totaled $66 and $66 for the six months ended June 30, 2016 and 2015, respectively. Management expects outstanding awards to vest over the weighted average remaining vesting period of 3.3 years.

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

Overview

We had net income of $150,000, or $0.07 per share, for the three months ended June 30, 2016 compared to a net loss of $108,000, or $ (0.05) per share, for the same period in 2015. Our net income for the six months ended June 30, 2016 was $322,000, or $0.15 per share, compared to a net loss of $33,000, or $ (0.02) per share, for the same period in 2015. The increase in net income for the three months ended June 30, 2016 compared to the prior year period was mainly attributable to a $165,000 decrease in the provision for loan losses and a $222,000 decrease in other real estate owned (income) expense/impairment primarily due to the lack of impairment write-downs in 2016 compared to 2015, partially offset by a $169,000 increase in income tax expense due to the higher pretax income amount. The increase in net income for the six month period ended June 30, 2016 compared to the prior year period was mainly attributable to a $240,000 decrease in the provision for loan losses and $246,000 decrease in other real estate owned (income) expense/impairment, partially offset by an increase in income tax expense of $209,000 due to the higher pretax income.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets. Total consolidated assets as of June 30, 2016 were $202.6 million, a decrease of $6.3 million, or 3.0%, from $208.9 million at December 31, 2015.  The decrease was due to declines in securities available-for-sale, net loans, FHLB stock and other real estate owned, partially offset by increases in cash and cash equivalents and receivable due from broker for pending security trade settlements at quarter end.

Cash and cash equivalents increased $1.6 million, or 5.2%, to $31.5 million at June 30, 2016 from $29.9 million at December 31, 2015. The primary reason for the increase in cash and cash equivalents was due to the excess liquidity created by declines in securities available- for-sale and net loans of $4.1 million and $4.5 million, respectively, offset by the $5.0 million repayment of maturing FHLB advances and $2.1 million increase in receivable due from broker.

Securities available-for-sale decreased $4.1 million, or 8.2%, to $45.8 million at June 30, 2016 from $49.9 million at December 31, 2015.  The decrease was primarily due to securities available-for-sale principal repayments, calls and sales of $13.8 million exceeding new securities purchases of $9.0 million and an increase in the unrealized gain on available-for-sale securities of $673,000 as a result of the decrease in interest rates during the six months ended June 30, 2016.

Net loans decreased $4.5 million, or 3.9%, to $110.0 million at June 30, 2016 from $114.4 million at December 31, 2015.  The decrease was primarily attributable to decreases in our one-to four-family residential, multifamily and commercial real estate and home equity loan portfolios during the six months ended June 30, 2016. One-to four-family residential loans decreased $2.6 million, or 3.6%, to $97.5 million at June 30, 2016 from $100.1 million at December 31, 2015. The decrease was primarily due to rate competition and increased refinance activity in the current low interest rate environment. Multifamily and commercial real estate loans declined $774,000, or 8.9%, to $7.9 million at June 30, 2016 from $8.7 million at December 31, 2015. Home equity loans decreased $1.2 million, or 18.8%, to $5.2 million at June 30, 2016 from $6.4 million at December 31, 2015. The decrease in the multifamily and commercial real estate loan portfolio was due to higher repayments and the lack of new loan opportunities with the aggressive price competition for these loans in the Bank’s marketplace. Home equity loans continue to decline in the current rate environment as borrowers refinance into fixed rate products.

Federal Home Loan Bank stock decreased $693,000, or 53.7%, to $598,000 at June 30, 2016 from $1.3 million at December 31, 2015 as we sold shares of FHLB stock back to the FHLB.  The decrease was primarily due to the decrease in FHLB advances and changes in the membership stock requirement as specified in the FHLB of Chicago’s capital plan.

Other real estate owned decreased $267,000, or 87.0%, to $40,000 at June 30, 2016 from $307,000 at December 31, 2015. The decrease was primarily due to the sales of one one-to four- family residential property and one commercial property which resulted in a loss of $4,000 during the six months ended June 30, 2016.

Liabilities. Total liabilities decreased $6.3 million, or 3.6%, to $169.1 million at June 30, 2016 from $175.4 million at December 31, 2015. The decrease in total liabilities was primarily due to the $5.0 million repayment of FHLB advances and a $1.2 million decrease in deposits.

Deposits. Total deposits decreased $1.2 million, or 0.7%, to $164.4 million at June 30, 2016 from $165.6 million at December 31, 2015. Higher cost certificates of deposit decreased $1.5 million, or 2.6%, to $55.2 million at June 30, 2016 from $56.7 million at December 31, 2015. The decline in the balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates. NOW and checking account balances decreased $914,000, or 2.7%, to $33.5 million at June 30, 2016 from $34.5 million at December 31, 2015. Money market accounts decreased $209,000, or 4.2%, to $4.8 million at June 30, 2016 from $5.0 million at December 31, 2015. Passbook account balances grew $1.4 million, or 2.0%, to $70.9 million at June 30, 2016 from $69.5 million at December 31, 2015. The increase in our lower cost core deposits, which we consider being our passbook, checking and NOW accounts were partially offset by decreases in our money market and certificate of deposit accounts.

FHLB Advances. FHLB of Chicago advances decreased $5.0 million to zero at June 30, 2016 from $5.0 million at December 31, 2015.  Due to our excess liquidity, we repaid our maturing FHLB advances of $5.0 million with a weighted average interest rate of 2.55% during the six months ended June 30, 2016.

ESOP Repurchase Obligation. The ESOP repurchase obligation increased $57,000, or 5.7% to $1.0 million at June 30, 2016 from $994,000 at December 31, 2015. The increase was primarily due to an increase in the market value of the vested portion of the common stock held in the ESOP.

Stockholders’ Equity. Total stockholders’ equity decreased $55,000, or 0.2%, to $32.4 million at June 30, 2016 from $32.5 million at December 31, 2015. The Company repurchased 41,722 shares at an average price of $14.56 per share for the third stock repurchase program for a total cost of $607,000 and paid dividends on common stock of $202,000, which were partially offset by net income of $322,000, and an increase in the unrealized gain on securities classified as available-for-sale of $410,000 for the six months ended June 30, 2016. Book value per share was $15.06 at June 30, 2016 as compared to $14.82 at December 31, 2015.

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2016	2015

Loans 90 days or more past due and still accruing	$—	$—
Non-accrual troubled debt restructurings	952	381
Non-accrual loans (excludes troubled debt restructurings)	939	942
Total non-performing loans	$1,891	$1,323
Other real estate owned	40	307

Total non-performing assets	$1,931	$1,630

Non-performing assets to total assets	0.95%	0.78%
Non-performing loans to total loans	1.71	1.15
Allowance for loan losses to non-performing loans	45.69	74.68
Allowance for loan losses to total loans	0.78	0.86

Non-performing Assets and Allowance for Loan Losses. We had non-performing assets of $1.9 million, or 0.95% of total assets, as of June 30, 2016 and $1.6 million, or 0.78% of total assets, as of December 31, 2015. The increase in nonperforming assets was primarily attributable to an increase in nonaccrual loans of $568,000, partially offset by $267,000 of sales of other real estate owned properties Net charge-offs for the six months ended June 30, 2016 and June 30, 2015 were $14,000 and $153,000, respectively. The allowance for loan losses totaled $864,000 at June 30, 2016 and $988,000 at December 31, 2015.  This represents a ratio of the allowance for loan losses to total loans of 0.78% at June 30, 2016 and 0.86% at December 31, 2015. The slight decrease in the allowance for loan losses to total loans percentage was due to a decline in the historical loss factors on one-to four-family, multi-family and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and an improvement in economic conditions.

At June 30, 2016, we had 22 one- to four-family residential loans, one home equity loan, and four multifamily and commercial real estate loans with an aggregate principal balance of $1.9 million, none of which had an individual principal balance in excess of $500,000 on nonaccrual status. At December 31, 2015, we had 26 one-to four-family residential loans and home equity lines of credit with an aggregate principal balance of $973,000 and had three commercial real estate loans with an aggregate principal balance of $350,000 on non-accrual.

At June 30, 2016, we had 11 one- to four-family residential loans and four multifamily and commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.5 million, of which $952,000 was on non-accrual status. At December 31, 2015, we had 11 one-to four- family residential loans and four commercial real estate loans classified as troubled debt restructurings with an aggregate principal balance of $2.2 million, of which $381,000 was on non-accrual status.

At December 31, 2015, we had a $3.5 million commercial real estate loan secured by a golf course located in Flossmoor, Illinois which was performing in accordance with its terms and was on accrual status but was classified as substandard. Borrowers’ risk ratings are reassessed annually when the borrowers’ financial statements are received. Based on the most recent financial statements of the borrower, we determined that the borrower’s improved financial condition supports the expected full collection of principal and interest. As a result, the loan was classified as a pass credit as of June 30, 2016.

At June 30, 2016, we had one single family property in other real estate owned compared to two single family properties and one commercial property at December 31, 2015.

Although we record our non-performing assets at the estimated fair value of the property or underlying collateral less costs to sell, there may be additional losses on these properties in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General.  Net income for the three months ended June 30, 2016 was $150,000, an increase of $258,000 compared to the net loss of $108,000 for the three months ended June 30, 2015. The increase was mainly attributable to a $37,000 increase in securities gains, a $165,000 decrease in the provision for loan losses, and a $243,000 decrease in non-interest expenses, partially offset by a $169,000 increase in income tax expense.

Net Interest Income.  Net interest income was flat at $1.1 million for the three months ended June 30, 2016 and 2015. The net interest margin increased by three basis points to 2.36% for the three months ended June 30, 2016 compared to 2.33% for the three months ended June 30, 2015 as the decline in the cost of interest-bearing liabilities driven by the repayment of higher cost FHLB advances outpaced the decline in yield on interest-earning assets. The net interest rate spread increased four basis points to 2.27% for the three months ended June 30, 2016 compared to 2.23% for the three months ended June 30, 2015.

Interest Income.  Total interest income decreased $46,000, or 3.5%, to $1.3 million for the three months ended June 30, 2016 from $1.3 million for the same period in 2015.  The decrease was primarily due to a $3.4 million, or 1.8%, decrease in the average balance of interest-earning assets along with a five basis points decrease in the average yield on interest-earning assets. The average yield on interest-earning assets was 2.66% for the three months ended June 30, 2016 as compared to 2.71% for the same period in 2015. The decline in the average yield on interest-earning assets was primarily due to having higher levels of lower yielding short-tem liquidity and a lower balance of higher yielding loans.

Interest income from loans decreased by $64,000, or 5.7%, to $1.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decline in interest income from loans was due to an eight basis points decrease in the average loan yield and $2.3 million, or 2.0%, decrease in average balance of loans. The average yield on loans decreased to 3.77% for the three months ended June 30, 2016 from 3.85% for the same period in 2015. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment.

Interest income from securities decreased $8,000, or 4.7%, to $161,000 for the three months ended June 30, 2016, from $169,000 for the three months ended June 30, 2015.  The decrease primarily resulted from a $7.2 million, or 13.5% decrease in the average securities balance, partially offset by a 13 basis points increase in the average yield on securities for the three months ended June 30, 2016 as compared to the same period in 2015.  The decrease in the average balance of securities was primarily due to sales of $5.3 million of securities sales for asset/liability management purposes. The average yield on securities increased to 1.40% for the three months ended June 30, 2016 from 1.27% for the same period in 2015 due to less premium amortization on mortgage backed securities. .

Interest income on other interest-earning assets increased $26,000 to $42,000 for the three months ended June 30, 2016 compared to $16,000 for the same period in 2015 primarily due to an $8.0 million, or 34.3% increase in average balances and a 28 basis points increase earned on balances maintained at the Federal Reserve Bank of Chicago due to the Federal reserve tightening action in December 2015.

Interest Expense.  Interest expense decreased by $38,000, or 21.1%, to $142,000 for the three months ended June 30, 2016, from $180,000 for the same period in 2015.  The primary reasons for the decrease were due to a $4.8 million, or 3.2% decrease in the average balance of interest- bearing liabilities, and a nine basis points decline in the average cost of interest-bearing liabilities primarily due to the repayment of higher costing FHLB advances. Average interest-bearing liabilities were $144.5 million and $149.3 million for the three months ended June 30, 2016 and June 30, 2015, respectively. The decrease was primarily due to the repayment of maturing FHLB advances and modest deposit outflows.

Interest expense on deposits decreased by $11,000, or 7.4%, to $137,000 for the three months ended June 30, 2016, from $148,000 for the same period in 2015. Our average cost of deposits decreased three basis points to 0.38% for the three months ended June 30, 2016 from 0.41% for the three months ended June 30, 2015. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances decreased $727,000 to $143.6 million for the three months ended June 30, 2016, from $144.3 million for the same period in 2015 due primarily to a $5.4 million decrease in the average balance of certificates of deposit, partially offset by a $4.7 million increase in the average balance of passbook and NOW accounts.  The decrease in the average balance of certificates of deposit was attributable to legacy certificates of deposit customers seeking higher yields as accounts re-priced to current lower market interest rates upon maturity and/or moving maturing certificates into more liquid core deposit accounts in anticipation of higher interest rates.

Interest expense on FHLB advances decreased $27,000, or 84.4%, to $5,000 for the three months ended June 30, 2016, from $32,000 for the same period in 2015. The primary reason for the decrease was a $4.1 million, or 82.5%, decrease in the average balance of FHLB of Chicago advances and a 28 basis points decrease in the average cost of FHLB advances to 2.28% due to the payoff of higher cost advances during the three months ended June 30, 2016 as compared to the same period in 2015. The decrease in average balance was due to the repayment of maturing FHLB advances.

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$30,148	$39	0.52%	$21,875	$14	0.24%
Securities	46,129	161	1.40	53,316	169	1.27
Loans receivable	112,242	1,057	3.77	116,449	1,121	3.85
FHLB stock	1,118	3	1.07	1,410	2	0.57
Total interest-earning assets	189,637	1,260	2.66	193,050	1,306	2.71
Total non-interest-earning assets	15,917			16,458
Total assets	$205,554			$209,508

Interest-bearing liabilities:
Passbook accounts	$70,657	29	0.16%	$67,008	27	0.16%
NOW accounts	11,679	—	—	10,588	—	—
Money market accounts	5,782	3	0.21	5,876	—	—
Certificates of deposit	55,480	105	0.76	60,853	121	0.80
Total deposits	143,598	137	0.38	144,325	148	0.41
FHLB of Chicago advances	879	5	2.28	5,000	32	2.56
Total interest-bearing liabilities	144,477	142	0.39	149,325	180	0.48
Non-interest-bearing demand deposits-checking accounts	$23,033			$22,422
Other liabilities	5,795			5,004
Total liabilities	173,305			176,751
Stockholders’ Equity	32,249			32,757
Total liabilities and stockholders’ equity	$205,554			$209,508

Net interest income		$1,118			$1,126
Net interest rate spread (1)			2.27%			2.23%
Net interest-earning assets (2)	$45,160			$43,725
Net interest margin (3)			2.36%			2.33%
Average interest-earning assets to average interest-bearing liabilities	131.26%			129.28%

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

(4)         Annualized.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a $50,000 credit to the provision for loan losses for the three months ended June 30, 2016 and a $115,000 provision for loan losses for the three months ended June 30, 2015. The credit provision was due to a decline in historical loss factors, reduction in the level of substandard assets and having net recoveries for the current quarter of $13,000 compared to net charge-offs of $105,000 for the three months ended June 30, 2015. The allowance for loan losses was $864,000, or 0.78% of total loans, at June 30, 2016 compared to $988,000, or 0.86% of total loans, at December 31, 2015. The decrease in the allowance for loan losses as a percentage of total loans was due to a decline in the historical loss factors on one- to-four family, multifamily and commercial real estate loans collectively evaluated for impairment, a $3.1 million decrease in loans classified as substandard which have higher loss factors assigned, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s local market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize and provide for losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $27,000 to $201,000 for the three months ended June 30, 2016, from $174,000 for the three months ended June 30, 2015. The increase was primarily due to a $37,000 increase in gains on securities sales.

Non-Interest Expense.  Non-interest expense decreased $243,000, or 17.5%, to $1.1 million for the three months ended June 30, 2016, as compared to $1.4 million for the same period in 2015.  The decrease was primarily due to a $222,000 decrease in other real estate owned (income) expense/impairment, a $14,000 decrease in compensation and employee benefits expense, and a $19,000 decline in federal deposit insurance premiums, partially offset by a $29,000 increase in occupancy costs.

Compensation and employee benefits expense decreased $14,000, or 2.4% to $581,000 for the three months ended June 30, 2016, from $595,000 for the same period in 2015. The primary reason for the decrease was related to lower compensation and benefit costs related to our reduced headcount.

Federal deposit insurance premiums decreased due to Bank’s improved overall regulatory condition and smaller asset size.

Other real estate owned (income) expense/impairment decreased $222,000 to ($14,000) for the three months ended June 30, 2016, from $208,000 for the three months ended June 30, 2015. The decrease was primarily due to the prior year period which included write-downs of $205,000 on two commercial properties, as compared to the current year period which included $17,551 of operating income received from the commercial property that was sold during the current quarter.

Income Tax Expense (Benefit).  We recorded an income tax expense of $75,000 for the three months ended June 30, 2016 as compared to an income tax benefit of $94,000 for the three months ended June 30, 2015. The increase in the income tax expense was primarily due to the $427,000 increase in income (loss) before income taxes for the second quarter of 2016 compared to the same period in 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General.  Net income for the six months ended June 30, 2016 was $322,000, an increase of $355,000 from the net loss of $33,000 for the six months ended June 30, 2015. The increase was mainly attributable to a $240,000 decrease in the provision for loan losses, and a $329,000 decrease in non-interest expense, partially offset by a $209,000 increase in income tax expense.

Net Interest Income.  Net interest income increased by $11,000 to $2.3 million for the six months ended June 30, 2016, from $2.2 million for the same period in 2015. The increase was primarily due to a seven basis points improvement in the net interest margin to 2.36% for the six months ended June 30, 2016 as compared to 2.29% for the same period in 2015, offset by a $5.0 million, or 2.6% decrease in the level of interest-earning assets. The increase in the net interest margin was primarily a result of the decrease in the average cost of interest-bearing liabilities outpacing the decline in average yield on interest-earning assets as higher costing FHLB advances were repaid.

Interest Income.  Total interest income decreased $63,000, or 2.4%, to $2.6 million for the six months ended June 30, 2016 as compared to the same period in 2015.  The decrease was primarily due to the $5.0 million, or 2.6% decrease in average interest-earning assets for the six months ended June 30, 2016 as compared to the same period in 2015.  The average yield on interest- earning assets was 2.68% for the six months ended June 30, 2016 as compared to 2.67% for the same period in 2015.

Interest income from loans decreased by $97,000, or 4.3%, to $2.1 million for the six months ended June 30, 2016, from $2.2 million for the six months ended June 30, 2015. The decline in interest income from loans was due to decreases in both the average loan yield and average loan balance for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The average yield on loans decreased to 3.77% for the six months ended June 30, 2016 from 3.87% for the same period in 2015. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and repayments of higher yielding seasoned loans as a result of the prolonged low interest rate environment. The average loan balance decreased by $2.2 million to $113.5 million for the six months ended June 30, 2016 from $115.8 million for the same period in 2015.

Interest income from securities decreased $12,000, or 3.5%, to $332,000 for the six months ended June 30, 2016, from $344,000 for the six months ended June 30, 2015.  The decrease primarily resulted from a decrease in the average securities balance of $7.0 million, or 13.0% for the six months ended June 30, 2016 as compared to the same period in 2015.  The average yield on securities increased to 1.42% for the six months ended June 30, 2016 from 1.28% for the same period in 2015 due to the less premium amortization on mortgage-backed securities. The decrease in the average securities balance was primarily due to sales of $5.3 million of securities for asset/liability management purposes.

Interest income on other interest-earning assets increased $46,000 to $81,000 for the six months ended June 30, 2016 compared to $35,000 for the same period in 2015 primarily due to an $4.3 million, or 16.2% increase in average balances and a 27 basis points increase earned on balances maintained at the Federal Reserve Bank of Chicago due to the Federal Reserve’s tightening action in December 2015.

Interest Expense.  Interest expense decreased by $74,000, or 19.7%, to $301,000 for the six months ended June 30, 2016, from $375,000 for the same period in 2015.  The primary reasons for the decrease were due to the $6.1 million, or 4.0% decrease in the average balance of interest-bearing liabilities primarily due to the repayment of maturing higher cost FHLB advances and an eight basis points decline in the average cost of interest-bearing liabilities to 0.41% for the six months ended June 30, 2016 as compared to 0.49% for the same period in 2015.

Interest expense on deposits decreased by $19,000, or 6.5%, to $275,000 for the six months ended June 30, 2016, from $294,000 for the same period in 2015. Our average cost of deposits decreased two basis points to 0.38% for the six months ended June 30, 2016 from 0.40% for the six months ended June 30, 2015. The decrease in our average cost of deposits resulted from the continued change in the mix of our average deposits from higher-cost certificates of deposit to lower-cost core deposits. Average interest-bearing deposit balances decreased by $1.7 million to $143.6 million for the six months ended June 30, 2016, compared to $145.3 million for the six months ended June 30, 2015 due primarily to decreases of $5.4 million and $1.0 million in the average balances of certificate of deposits and money market accounts, respectively, partially offset by a $4.8 million increase in the average balances of passbook and NOW accounts due to customer preferences in moving maturing certificate of deposit balances to more liquid core deposit products.

Interest expense on FHLB advances decreased $55,000, or 67.9%, to $26,000 for the six months ended June 30, 2016, from $81,000 for the same period in 2015. The primary reason for the decrease in interest expense on FHLB advances was a decrease in the average balance of FHLB of Chicago advances, and a 14 basis points decrease in the average cost of FHLB advances to 2.27%. for the six months ended June 30, 2016  as compared to the same period in 2015. The average balance of FHLB advances decreased $4.4 million, or 66.0%, to $2.3 million for the six months ended June 30, 2016 from $6.7 million for the same period in 2015 due to the repayment of maturing FHLB advances.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$29,277	$75	0.51%	$24,647	$31	0.24%
Securities	46,901	332	1.42	53,922	344	1.28
Loans receivable	113,548	2,143	3.77	115,802	2,240	3.87
FHLB stock	1,192	6	1.01	1,564	4	0.51
Total interest-earning assets	190,918	2,556	2.68	195,935	2,619	2.67
Total non-interest-earning assets	15,767			16,519
Total assets	$206,685			$212,454

Interest-bearing liabilities:
Passbook accounts	$70,141	59	0.17%	$66,250	55	0.17%
NOW accounts	11,495	—	—	10,619	—	—
Money market accounts	6,009	5	0.17%	7,044	—	—
Certificates of deposit	55,953	211	0.75	61,378	239	0.78
Total deposits	143,598	275	0.38	145,291	294	0.40
FHLB of Chicago advances	2,286	26	2.27	6,714	81	2.41
Total interest-bearing liabilities	145,884	301	0.41	152,005	375	0.49
Non-interest-bearing demand deposits-checking accounts	$22,769			$22,140
Other liabilities	5,665			5,426
Total liabilities	174,318			179,571
Stockholders’ Equity	32,367			32,883
Total liabilities and stockholders’ equity	$206,685			$212,454

Net interest income		$2,255			$2,244
Net interest rate spread (1)			2.27%			2.18%
Net interest-earning assets (2)	$45,034			$43,930
Net interest margin (3)			2.36%			2.29%
Average interest-earning assets to average interest-bearing liabilities	130.87%			128.90%

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

(4)         Annualized.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a credit to the provision for loan losses of $110,000 for the six months ended June 30, 2016 and a provision for loan losses of $130,000 for the six months ended June 30, 2015. The allowance for loan losses was $864,000, or 0.78% of total loans, at June 30, 2016 compared to $988,000, or 0.86% of total loans, at December 31, 2015. The decrease in the allowance for loan losses as a percent of total loans was due to a decline in the historical loss factors on one-to four-family, multifamily and commercial real estate loans collectively evaluated for impairment, the continued reduced risk profile of the loan portfolio, and improvements in economic conditions in the Bank’s market area.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize and provide for losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $16,000 to $377,000 for the six months ended June 30, 2016, from $393,000 for the six months ended June 30, 2015. The decrease was primarily due to small decreases in other non-interest income due to less broker fees on correspondent loans.

Non-Interest Expense.  Non-interest expense decreased $329,000, or 12.6%, to $2.3 million for the six months ended June 30, 2016, from $2.6 million for the six months ended June 30, 2015.  The decrease was primarily due to $246,000 of lower other real estate owned (income) expense/impairment, a $52,000 decrease in compensation and employee benefits expense, a $28,000 decrease in professional and regulatory expense, a $29,000 decrease in federal deposit insurance expense, partially offset by a $36,000 increase in occupancy costs.

Compensation and employee benefits expense decreased $52,000, or 4.3% to $1.1million for the six months ended June 30, 2016, from $1.2 million for the same period in 2015. The primary reasons for the decrease were lower compensation expense related to reduced headcount, and decreases in medical insurance and payroll tax expenses

Occupancy costs increased by $36,000 to $401,000 for the six months ended June 30, 2016 compared to $365,000 for the same period in 2015 primarily due to higher maintenance and repairs and increased real estate tax expenses.

Professional and regulatory expense decreased $28,000 to $154,000 for the six months ended June 30, 2016 from $182,000 for the same period in 2015. The decrease was primarily due to lower legal, audit and SEC reporting fees.

Federal deposit insurance expense decreased $29,000 to $67,000 for the six months ended June 30, 2016 from $96,000 for the same period in 2015. The decrease was due to the Bank’s improved overall regulatory condition.

Other real estate owned (income) expense/impairment decreased $246,000 to ($9,000) for the six months ended June 30, 2016, from $237,000 for the six months ended June 30, 2015. The increase was primarily due to the prior year period which included write-downs of $205,000 on two commercial properties as compared to the current year which included $17,551 of operating income received from the commercial property that was sold during the period and having lower carrying costs due to having less other real estate owned.

Income Tax Expense (Benefit).  We recorded an income tax expense of $137,000 for the six months ended June 30, 2016 and an income tax benefit of $72,000 for the six months ended June 30, 2015. The increase in the income tax expense was primarily due to a $564,000 increase in income (loss) before income taxes for the six months ended June 30, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 43.7% and 42.7% for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Reserve Bank of Chicago amounted to $28.0 million at June 30, 2016 and $26.7 million at December 31, 2015.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts, along with advances from the FHLB of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Chicago and JP Morgan Chase which provides an additional source of funds.  At June 30, 2016, we had no FHLB advances outstanding and were eligible to borrow $72.3 million from the FHLB of Chicago. At June 30, 2016, we had no balance outstanding on the $5.0 million line of credit at JP Morgan Chase.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1,602,000 for the six months ended June 30, 2016 compared to the $83,000 used in the six months ended June 30, 2015. The $1.5 million increase in cash used in operating activities in the six months ended June 30, 2016 compared to used in the six months ended June 30, 2015 was primarily due to a $1.8 million change in accrued interest receivable and other assets due to the $2.1 million receivable due from broker, and $445,000 of less credit related provision and other real estate owned impairment write-downs, partially offset by the 2015 period including a $540,000 reduction in dividend payable related to the special $0.25 cash dividend declared in 2014 and paid in the first quarter of 2015 and $355,000 of higher net income in the June 30, 2016 period compared to the prior year period.

Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, repayments and maturities of securities, was $10.3 million for the six months ended June 30, 2016 compared to $121,000 for the six months ended June 30, 2015. The $10.2 million increase in cash provided by investing activities was primarily due to a $7.5 million change in the amount of cash provided from the loan portfolio in 2016 period compared to 2015 period with loan principal collections exceeding new loan originations in 2016 and $2.0 million of cash provided by additional security sales in 2016 compared to 2015.

Net cash used in financing activities, consisting primarily of deposit account activity, FHLB advance and stock activity, repurchases of the Company’s common stock, and dividends paid to our stockholders, was $7.2 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash used in the 2016 period was primarily due to $2.0 million in lower FHLB advance repayments and $328,000 of higher repurchases of common stock.

At June 30, 2016, we had outstanding commitments of $2.1 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At June 30, 2016, certificates of deposit scheduled to mature in less than one year totaled $29.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at June 30, 2016 was 43.9%.

Regulatory Capital

Prior to 2015, capital requirements did not apply to savings and loan holding companies. Beginning in 2015, as the Company is a Small Savings and Loan Holding Company under the Federal Reserve’s policy statement with consolidated assets under $1 billion, regulatory capital requirements apply only to the Bank. The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in 2016, a Capital Conservation Buffer (CCB) requirement became effective for banking organizations. The CCB is designed to establish a capital range above minimum requirements to insure banks from periods of stress and impose constraints on distributions and discretionary bonus payments if capital levels fall below the institution- specific capital buffer level. The CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The net unrealized gain or loss on available for sale securities, is not included in the computation of regulatory capital. Management believes as of June 30, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

At June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action capital ratios.  The following table summarizes the Bank’s capital amounts and ratios, together with capital adequacy requirements including the related CCB, under regulatory requirements as of June 30, 2016, and December 31, 2015:

					To Be Well
			Required		Capitalized
			For Capital		under Regulatory
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2016
Total risk-based capital to risk-weighted assets	$29,240	34.48%	$7,315	8.625%	$8,481	10.0%
Tier I (core) capital to risk- weighted assets	28,376	33.46	5,619	6.625	6,785	8.0
Common equity tier I capital to risk-weighted assets	28,376	33.46	4,346	5.125	5,513	6.5
Tier I (core) capital to adjusted total assets	28,376	14.05	9,342	4.625	10,099	5.0

					To Be Well
			Required		Capitalized
			For Capital		under Regulatory
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015
Total risk-based capital to risk-weighted assets	$28,878	33.16%	$6,967	8.0%	$8,709	10.0%
Tier I (core) capital to risk- weighted assets	27,890	32.03	5,225	6.0	6,967	8.0
Common equity tier I capital to risk-weighted assets	27,890	32.03	3,919	4.5	5,661	6.5
Tier I (core) capital to adjusted total assets	27,890	13.42	8,313	4.0	10,391	5.0

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30,		December 31,
	2016		2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$2,130	$60	$2,920	$—
Unused lines of credit and letters of credit	170	7,294	165	7,520

Commitments to make loans are generally made for periods of 120 days or less.  At June 30, 2016, the fixed rate loan commitments had interest rates ranging from 2.625% to 3.875% and the commitments are to extend credit ranging from 10 to 30 years.

For the six months ended June 30, 2016 and the year ended December 31, 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

At June 30, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2015, the Board of Directors of the Company adopted a third stock repurchase program under which the Company may purchase up to 110,000 shares of its common stock, or approximately 5.0% of its then outstanding shares.

The Company’s stock repurchases for the three months ended June 30, 2016 were as follows:

			Total # of shares	Maximum # of
	Total #	Average	purchased as part	shares that
	of share	price paid	of publicly announced	may yet
Period	purchased	per share	plans or programs	be purchased
April 1 - 30, 2016	9,700	$14.60	9,700	68,626
May 1 – 31, 2016	229	$14.60	229	67,997
June 1 – 30, 2016	2,393	$14.60	2,393	65,604
Total	12,322	$14.60	14,715	65,604

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
101

The following materials from AJS Bancorp, Inc.’s Form 10-Q report for the quarter ended June 30, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board,
President and Chief Executive Officer

Date:	August 12, 2016

By:	/s/ Jerry A. Weberling
Jerry A. Weberling,
Executive Vice President and
Chief Financial Officer

Date:	August 12, 2016